Form 10-Q
period 2021-06-30
cleantech Acquisition Corp.
filed 2021-08-31
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40611

CLEANTECH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1699753
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

207 West 25th Street, 9th Floor

New York, NY 10001

(Address of principal executive offices and zip code)

(212) 494-9005

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CLAQ	The Nasdaq Stock Market LLC
Warrants	CLAQW	The Nasdaq Stock Market LLC
Rights	CLAQR	The Nasdaq Stock Market LLC
Units	CLAQU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 30, 2021, there were 21,562,500 shares of the registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

CLEANTECH ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Six Months ended June 30, 2021 and for the period from June 18, 2020 (inception) through June 30, 2020	2

	Condensed Statements of Changes in Stockholder’s Equity for the Three and Six Months ended June 30, 2021 and for the period from June 18, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2021 and for the period from June 18, 2020 (inception) through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

Item 4.	CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19

Item 1A.	RISK FACTORS	19

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

Item 3.	DEFAULTS UPON SENIOR SECURITIES	19

Item 4.	MINE SAFETY DISCLOSURES	19

Item 5.	OTHER INFORMATION	19

Item 6.	EXHIBITS	19

SIGNATURES		20

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEANTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current asset - cash	$25,000	$25,000
Deferred offering costs	221,923	—
TOTAL ASSETS	$246,923	$25,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued expenses	$1,000	$1,000
Accrued offering costs	39,067	—
Promissory note - related party	182,856	—
Total Liabilities	222,923	1,000

Commitments and Contingencies

Stockholder’s Equity
Common stock, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 issued and outstanding (1) (2)	431	431
Additional paid-in capital	24,569	24,569
Accumulated deficit	(1,000)	(1,000)
Total Stockholder’s Equity	24,000	24,000
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$246,923	$25,000

(1)	Includes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). The underwriters exercised their over-allotment option in full on July 28, 2021; thus, no shares of common stock remain subject to forfeiture (see Note 6).

(2)	In February 2021, the Company effected a 1.4375-for-1 stock split, resulting in 7,187,500 shares of common stock outstanding. In June 2021, the Company’s Sponsor forfeited 2,875,000 Founder Shares for no consideration resulting in 4,312,500 shares of common stock outstanding (see Note 5). All share and per-share amounts have been retroactively restated to reflect the share forfeiture.

The accompanying notes are an integral part of the condensed financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	For the period from June 18, 2020 (inception) through June 30, 2020
General and administrative expenses	$—	$—	$1,000
Net loss	$—	$—	$(1,000)

Weighted average shares outstanding, basic and diluted(1)(2)	3,750,000	3,750,000	3,750,000
Basic and diluted net loss per common share	$0.00	$0.00	$(0.00)

(1)	Excludes up to 562,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). The underwriters exercised their over-allotment option in full on July 28, 2021; thus, no shares of common stock remain subject to forfeiture (see Note 6).

(2)	In February 2021, the Company effected a 1.4375-for-1 stock split, resulting in 7,187,500 shares of common stock outstanding. In June 2021, the Company’s Sponsor forfeited 2,875,000 Founder Shares for no consideration resulting in 4,312,500 shares of common stock outstanding (see Note 5). All share and per-share amounts have been retroactively restated to reflect the share forfeiture.

The accompanying notes are an integral part of the condensed financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD
FROM JUNE 18, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at June 18, 2020 (inception)	—	$—	$—	$—	$—

Net loss	—	—	—	(1,000)	(1,000)

Balance at June 30, 2020 (unaudited)	—	$—	$—	$(1,000)	$(1,000)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4,312,500	$431	$24,569	$(1,000)	$24,000

Net loss	—	—	—	—	—

Balance at March 31, 2021 (unaudited)	4,312,500	431	24,569	(1,000)	24,000

Net loss	—	—	—	—	—

Balance - June 30, 2021 (unaudited)	4,312,500	$431	$24,569	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2021	For the period from June 18, 2020 (inception) through June 30, 2020
Cash Flows from Operating Activities:
Net loss	$—	$(1,000)
Changes in operating assets and liabilities:
Accrued expenses	—	1,000
Net cash used in operating activities	$—	$—

Net Change in Cash	—	—
Cash - beginning of period	25,000	—
Cash - end of period	$25,000	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in promissory note - related party	$182,856	$—
Deferred offering costs included in accrued offering costs	$39,067	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEANTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

CleanTech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on June 18, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 14, 2021. On July 19, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per unit, generating gross proceeds of $150,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,333,333 warrants at a price of $1.00 per Private Warrant in a private placement to CleanTech Sponsor (the “Sponsor”), and 2,166,667 warrants (together, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to CleanTech Investments LLC, an affiliate of the Sponsor (the “Co-sponsor”), generating gross proceeds of 6,500,000, which is described in Note 4.

The Company granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments, if any. On July 28, 2021, the Underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 units (the “Over-Allotment Units”), generating gross proceeds of $22,500,000.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 675,000 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $675,000.

Following the closing of the Initial Public Offering and the over-allotment, an amount of $174,500,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), and was invested only in U.S. government treasury obligations with maturities of 183 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

CLEANTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) have agreed to vote their Founder Shares and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive their redemption rights with respect to any such shares in connection with a stockholder vote to approve a Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

If the Company seeks stockholder approval of the initial Business Combination and the Company does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the initial public offering. Furthermore, in order for a public stockholder to have his, her or its shares redeemed for cash in connection with any proposed Business Combination, the Company may require that the public stockholders vote either in favor of or against a proposed Business Combination. If required to vote pursuant to the procedures specified in the proxy statement to stockholders relating to the Business Combination, and a public stockholder fails to vote in favor of or against the proposed Business Combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his, her or its shares of common stock redeemed to cash in connection with such Business Combination.

The initial stockholders have agreed to waive their redemption rights with respect to any shares they own in connection with the consummation of the initial Business Combination, including their Founder Shares and Public Shares that they have purchased during or after the offering, if any. In addition, the initial stockholders have agreed to waive their rights to liquidating distributions with respect to its Founder Shares if the Company fails to consummate the initial Business Combination within 12 months (or up to 18 months, as applicable) from the closing of the offering. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to receive liquidating distributions with respect to such Public Shares if the Company fails to consummate the initial Business Combination within the required time period.

If the Company does not complete a business combination within 12 months or July 19, 2022 (or up to 18 months, or January 19, 2023, as applicable) from the closing of the offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the Business Combination within the time period.

CLEANTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

In order to protect the amounts in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 16, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 23, 2021 and August 3, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

CLEANTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statement of operations. Offering costs allocated to the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering and over-allotment.

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

CLEANTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021 and for the period from June 18, 2020 (inception) through June 30, 2020.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and accrued offering costs approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

CLEANTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on July 14, 2021. On July 19, 2021, the Company completed its Initial Public Offering of 15,000,000 Units, at $10.00 per Public Unit, generating gross proceeds of $150,000,000. Each Unit consists of one share of common stock, one right to receive one-twentieth (1/20) of one share of common stock upon the consummation of a Business Combination, and one-half of one redeemable warrant (“Public Warrant”).  On July 28, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Over-Allotment Units, generating gross proceeds of $22,500,000, for an aggregate total of $172,500,000 in gross proceeds from the Initial Public Offering and closing of the exercise of the over-allotment option.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Co-Sponsor purchased an aggregate of 6,500,000 Private Warrants at a price of $1.00 per Private Warrant ($6,500,000 in the aggregate). Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 675,000 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $675,000, for an aggregate total of $7,175,000 in gross proceeds from the sale of the Private Warrants and Over-Allotment Warrants. Each Private Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In July 2020, the Sponsor was issued 5,000,000 shares of common stock (the “Founder Shares”) for an aggregate price of $25,000. In February 2021, the Company effected a 1.4375-for-1 stock split of its issued and outstanding shares of common stock, resulting in an aggregate of 4,312,500 shares of common stock issued and outstanding.

On February 16, 2021, CleanTech Sponsor paid $16,667 to the Company, which amount was paid to CleanTech Investments, LLC to cancel 4,791,667 of its Founder Shares that it previously held and immediately thereafter the Company issued 4,791,667 Founders Shares to CleanTech Sponsor. As a result, CleanTech Sponsor owns 4,791,667 Founders Shares and CleanTech Investments, LLC owns 2,395,833 Founder Shares. CleanTech Sponsor and CleanTech Investments, LLC will both participate in the purchase of the Private Warrants based their pro rata ownership of Founder Shares.

In June 2021, CleanTech Sponsor and CleanTech Investments, LLC forfeited for no consideration 1,916,667 Founder Shares and 958,333 Founder Shares, respectively, which the Company cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 7,187,500 shares to 4,312,500 shares. As a result, CleanTech Sponsor owns 2,875,000 Founder Shares and CleanTech Investments, LLC owns 1,437,500 Founder Shares. The Founder Shares include an aggregate of up to 562,500 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per-share amounts have been retroactively restated to reflect the share forfeiture.

The underwriter exercised the over-allotment option on in full July 28, 2021; thus, no Founders Shares are subject to forfeiture.

Promissory Note - Related Party

On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial public offering of its securities or (ii) the date on which the Company determines not to conduct an initial public offering of its securities. The outstanding balance under the Promissory Note was $182,856 on June 30, 2021. On July 28, 2021, the Company repaid the outstanding balance under the Promissory Note.

CLEANTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor, Co-Sponsor, or an affiliate of the Sponsor or the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company consummates the initial Business Combination, it would repay such loaned amounts. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Business Combination into additional Private Warrants to purchase shares of common stock at a conversion price of $1.00 per Private Warrant (which, for example, would result in the holders being issued Private Warrants to purchase 500,000 shares of common stock if $500,000 of notes were so converted). Such Private Warrants will be identical to the Private Warrants to be issued at the closing of the initial public offering. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into Private Warrants, and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into Private Warrants. As of June 30, 2021 and December 31, 2020, there were no borrowings under these loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the July 14, 2021, to pay Chardan Capital Markets, LLC up to $10,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights Agreement

Pursuit to a registration rights agreement entered into on July 14, 2021, the holders of insider shares issued and outstanding, as well as the holders of the Private Warrants (and all underlying securities), will be entitled to registration and stockholder rights pursuant to an agreement to be signed prior to or on the effective date of the initial public offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On July 28, 2021, the Underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Units for an aggregate purchase price of $22,500,000.

In connection with the closing of the Initial Public Offering and subsequent exercise of the over-allotment option, the underwriter was paid a cash underwriting fee of $0.20 per Unit, or $3,450,000 in the aggregate.

Business Combination Marketing Agreement

The Company intends to engage Chardan Capital Markets, LLC as an advisor in connection with the initial Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay Chardan Capital Markets, LLC a marketing fee for such services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the initial public offering, including any proceeds from the full or partial exercise of the underwriters’ over-allotment option. As a result, Chardan Capital Markets, LLC will not be entitled to such fee unless the Company consummates the initial Business Combination.

CLEANTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 7. WARRANTS

Each whole warrant included in the Units (the “Public Warrants”) entitles the registered holder to purchase one share of common stock at a price of $11.50 per whole share, subject to adjustment as described below, at any time commencing on the later of one year after the closing of the initial public offering or the consummation of an initial Business Combination. However, no Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within 120 days from the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The warrants will expire five years from the closing of the initial Business Combination at 5:00 p.m., New York City time.

The Private Warrants will be identical to the Public Warrants underlying the units being offered by the Company’s prospectus except that (i) each Private Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, and (ii) such Private Warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments, LLC will not be exercisable more than five years from the effective date of the registration statement, of which the Company’s prospectus forms a part, in accordance with FINRA Rule 5110(g)(8), as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.

The Company may call the outstanding warrants for redemption (excluding the Private Warrants but including any warrants already issued upon exercise of the unit purchase option), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise the option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of the common shares at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

CLEANTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a newly issued price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any Founder Shares or Private Warrants held by them, as applicable, prior to such issuance), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price and the $16.50 per share redemption trigger price described below under will be adjusted (to the nearest cent) to be equal to 165% of the market value (the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the consummation of an initial Business Combination).

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified or official bank check payable to us, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of shares of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

Except as described above, no Public Warrants will be exercisable for cash, and the Company will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the shares of common stock issuable upon exercise of the warrants is current and the shares of common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use best efforts to meet these conditions and to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure you that it will be able to do so and, if the Company does not maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants, and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the shares of common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited, and the warrants may expire worthless.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder.

The Company accounts for the 15,800,000 warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

CLEANTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDER’S EQUITY

Common Stock — On July 16, 2021, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 4,312,500 shares of common stock outstanding. Of the 4,312,500 shares of common stock outstanding, up to 562,500 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the initial public offering. The underwriters exercised the over-allotment option in full on July 28, 2021; thus, no shares of common stock remain subject to forfeiture.

Holders of record of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the initial Business Combination, insiders, officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the initial public offering, including both the insider shares and any shares acquired in the initial public offering or following the initial public offering in the open market, in favor of the proposed Business Combination.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-twentieth (1/20) of a share of common stock upon consummation of the Business Combination, even if the holder of a right converted all shares held by him, her or it in connection with the Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of the Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of a share of common stock underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional share of common stock upon consummation of the Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of shares of common stock will receive in the transaction on an as-converted into common stock basis.

The Company will not issue fractional shares in connection with an exchange of rights. As a result, the holders of the rights must hold rights in multiples of 20 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these condensed financial statements in relation to the Initial Public Offering (see Note 3), Private Placement (see Note 4), and exercise of the underwriters’ over-allotment option (see Note 6), the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CleanTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to CleanTech Sponsor, and references to the “Co-Sponsor” refer to CleanTech Investments LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on June 18, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the six months ended June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021, there was no activity in relation to the Company’s operations.

For the period from June 18, 2020 (inception) through June 30, 2020, we had a net loss of $1,000, which resulted entirely from formation costs.

Liquidity and Capital Resources

On July 19, 2021, we consummated the Initial Public Offering of 15,000,000 Units (the “Public Shares”), at $10.00 per Public Share, generating gross proceeds of $150,000,000.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Co-Sponsor purchased an aggregate of 6,500,000 Private Warrants at a price of $1.00 per share (the “Private Warrants”) ($6,500,000 in the aggregate). Each Private Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete our business combination within 12 months (or up to 18 months, as applicable) from the closing of the Initial Public Offering, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

On July 28, 2021, the Underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Units (the “Over-Allotment Units”), generating gross proceeds of $22,500,000.

Simultaneously with the closing of the exercise of the over-allotment option in full, the Company consummated the sale of 675,000 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $675,000.

For the six months ended June 30, 2021 and for the period from June 18, 2020 (inception) through June 30, 2020, there was no net cash used in operating activities, investing activities or financing activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Subsequent to our Initial Public Offering and prior to the completion of our initial business combination, we have available to us approximately $1,500,000 of proceeds held outside the trust account for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We do not believe we will need to raise additional funds following our Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

Promissory Note - Related Party

On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and is payable on the earlier of (i) the date on which the Company consummates an initial public offering of its securities or (ii) the date on which the Company determines not to conduct an initial public offering of its securities. The outstanding balance under the Promissory Note was $182,856 on June 30, 2021. On July 28, 2021, the Company repaid the outstanding balance under the Promissory Note.

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On July 28, 2021, the Underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 Units for an aggregate purchase price of $22,500,000.

In connection with the closing of the Initial Public Offering and exercise of the over-allotment option, the underwriter was paid a cash underwriting fee of $0.20 per Unit, or $3,450,000 in the aggregate.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statement of operations. Offering costs allocated to the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering and the exercise of the over-allotment option.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on July 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 16, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Acquisition Corp.

Date: August 31, 2021	By:	/s/ Eli Spiro
Eli Spiro
Chief Executive Officer

CleanTech Acquisition Corp.

Date: August 31, 2021	By:	/s/ Richard Fitzgerald
Richard Fitzgerald
Chief Financial Officer