Form 10-Q
period 2021-09-30
cleantech Acquisition Corp.
filed 2021-11-12
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 21,562,500 shares of the registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

CLEANTECH ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021 and for the period from June 18, 2020 (inception) through September 30, 2020	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months ended September 30, 2021 and for the period from June 18, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2021 and for the period from June 18, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

Item 4.	CONTROLS AND PROCEDURES	24

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	25

Item 1A.	RISK FACTORS	25

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

Item 3.	DEFAULTS UPON SENIOR SECURITIES	25

Item 4.	MINE SAFETY DISCLOSURES	25

Item 5.	OTHER INFORMATION	25

Item 6.	EXHIBITS	26

SIGNATURES		27

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEANTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$789,012	$25,000
Prepaid expenses	583,799	—
Total current assets	1,372,811	25,000
Investments held in Trust Account	174,226,747	—
Total Assets	$175,599,558	$25,000

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$74,593	$—
Accrued expenses	103,370	1,000
Accrued expenses - related party	20,000	—
Franchise tax payable	24,034	—
Accrued offering costs	33,960	—
Total current liabilities	255,957	1,000
Warrant liability	12,670,500	—
Total Liabilities	12,926,457	1,000

Commitments and Contingencies

Common stock, $0.0001 par value; 17,250,000 and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	174,225,000	—

Stockholders’ (Deficit) Equity
Common stock, $0.0001 par value; 200,000,000 shares authorized; 4,312,500 shares issued and outstanding (excluding 17,250,000 and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020 (1)	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(11,552,330)	(1,000)
Total Stockholders’ (Deficit) Equity	(11,551,899)	24,000
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$175,599,558	$25,000

(1)	Includes up to 562,500 common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). The underwriters exercised their over-allotment option in full on July 28, 2021; thus, no shares of common stock remain subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	For the period from June 18, 2020 (inception) through September 30, 2020
Operating and formation costs	$417,261	$417,261	$—	$1,000
Franchise tax expense	24,034	24,034	—	—
Loss from operations	(441,295)	(441,295)	—	(1,000)
Warrant issuance costs	(256,379)	(256,379)	—	—
Net gain on investments held in Trust Account	1,747	1,747	—	—
Change in fair value of warrant liabilities	4,037,000	4,037,000	—	—
Net income (loss)	$3,341,073	$3,341,073	$—	$(1,000)

Basic and diluted weighted average shares outstanding (1)	17,760,989	9,904,182	3,750,000	3,750,000
Basic and diluted net income (loss) per share of common stock	$0.19	$0.34	$0.00	$(0.00)

(1)	Excludes up to 562,500 common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). The underwriters exercised their over-allotment option in full on July 28, 2021; thus, no shares of common stock remain subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at June 18, 2020 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(1,000)	(1,000)
Balance at June 30, 2020 (unaudited)	—	—	—	(1,000)	(1,000)
Sale of 4,312,500 Founder Shares	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—
Balance at September 30, 2020 (unaudited)	4,312,500	$431	$24,569	$(1,000)	$24,000

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4,312,500	$431	$24,569	$(1,000)	$24,000
Net loss	—	—	—	—	—
Balance at March 31, 2021 (unaudited)	4,312,500	431	24,569	(1,000)	24,000
Net loss	—	—	—	—	—
Balance at June 30, 2021 (unaudited)	4,312,500	431	24,569	(1,000)	24,000
Excess of cash received over fair value of private placement warrants	—	—	1,076,250	—	1,076,250
Accretion of common stock to redemption amount	—	—	(1,100,819)	(14,892,403)	(15,993,222)
Net income	—	—	—	3,341,073	3,341,073
Balance - September 30, 2021	4,312,500	$431	$—	$(11,552,330)	$(11,551,899)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Nine Months Ended September 30, 2021	For the period from June 18, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$3,341,073	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operations:
Expensed offering costs	256,379	—
Net gain on investments held in Trust Account	(1,747)	—
Change in fair value of warrant liabilities	(4,037,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(583,799)	—
Accounts payable	75,024	—
Accrued expenses	102,370	1,000
Accrued offering expense	33,960	—
Accrued expense - related party	20,000	—
Franchise tax payable	24,034	—
Net cash used in operating activities	(769,706)	$—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(174,225,000)	—
Net cash used in investing activities	(174,225,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	188,302	—
Repayment of promissory note - related party	(188,302)	—
Proceeds from initial public offering, net of underwriter’s discount paid	169,050,000	—
Proceeds from sale of private placement warrants	7,175,000	—
Payment of offering costs	(466,282)	—
Proceeds from sale of Founder Shares	—	25,000
Net cash provided by financing activities	175,758,718	25,000

Net Change in Cash	764,012	25,000
Cash - Beginning of period	25,000	—
Cash - End of period	$789,012	$25,000

Supplemental disclosures of non-cash investing and financing activities:
Initial classification of warrant liabilities	$16,707,500	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,333,333 warrants at a price of $1.00 per Private Placement Warrant in a private placement to CleanTech Sponsor (the “Sponsor”), and 2,166,667 warrants (together, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to CleanTech Investments, an affiliate of the Sponsor (the “Co-sponsor”), generating gross proceeds of $6,500,000, which is described in Note 4.

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

Following the closing of the Initial Public Offering and the over-allotment, an amount of $174,225,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), and was invested only in U.S. government treasury obligations with maturities of 183 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $3,916,282, consisting of $3,450,000 of cash underwriting fees and $466,282 of other offering costs. In addition, at September 30, 2021, $789,012 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

If the Company does not complete a business combination within 12 months (or up to 18 months, as applicable) from the closing this offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the Business Combination within the time period.

In order to protect the amounts in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Revision of Previously Issued Financial Statements

The Company revised its previously issued financial statements to classify redeemable common stock in temporary equity. In accordance with Securities and Exchange Commission (“SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the redeemable common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company revised its financial statements to classify all redeemable common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the periods, indicated:

	July 19, 2021
	As Previously Reported	Adjustments	As Revised
Balance Sheet (unaudited)
Common stock subject to possible redemption	$154,073,040	$7,818,210	$161,891,250
Allocation of underwriter’s discounts, offering costs and deferred fees to shares	—	(3,657,956)	(3,657,956)
Immediate accretion to redemption value	—	15,991,706	15,991,706
Total common stock subject to possible redemption	154,073,040	20,151,960	174,225,000
Common stock	631	(200)	431
Additional paid-in capital	5,258,926	(5,258,926)	—
Accumulated deficit	(259,547)	(14,892,834)	(15,152,381)
Total stockholders’ equity (deficit)	$5,000,010	$(20,151,960)	$(15,151,950)

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying condensed statements of operations. Interest and dividend income on these securities is included in net gain on investments held in Trust Account in the accompanying condensed statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its Class common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 31, 2021, 17,250,000 Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(10,608,750)
Issuance costs allocated to common stock	(3,657,956)
Plus:
Accretion of carrying value to redemption value	15,991,706
Common stock subject to possible redemption	$174,225,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $3,916,282 as a result of the Initial Public Offering (consisting of a $3,450,000 underwriting discount and $466,282 of other offering costs). The Company recorded $3,659,903 of offering costs as a reduction of equity in connection with the redeemable common stock included in the Units. The Company immediately expensed $256,379 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants included in the Founder Units (as defined in Note 5) was estimated using a Black-Scholes Option Pricing Model (see Note 9).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the nine months ended September 30, 2021 and for the period from June 18, 2020 (inception) through September 30, 2020.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,800,000 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	For the period from June 18, 2020 (inception) through September 30, 2020
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$3,341,073	$3,341,073	$—	$(1,000)
Denominator
Basic and diluted weighted average shares outstanding (1)	17,760,989	9,904,182	3,750,000	3,750,000
Basic and diluted net income (loss) per share of common stock	$0.19	$0.34	$0.00	$(0.00)

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering which was consummated on July 19, 2021, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one right entitling the holder thereof to receive one-twentieth (1/20) of one share common stock upon the consummation of an initial business combination, and one-half of one redeemable warrant (“Redeemable Warrant”). Each whole Redeemable Warrant is exercisable to purchase one share of common stock and only whole warrants are exercisable. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 7).

On July 26, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 2,250,000 Units (the “Over-Allotment Units”), generating gross proceeds of $22,500,000 on July 28, 2021.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Co-Sponsor purchased an aggregate of 6,500,000 Private Warrants at a price of $1.00 per Private Placement Warrant ($6,500,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. Simultaneously with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 675,000 Private Warrants at a purchase price of $10.00 per Private Warrant, generating gross proceeds of $675,000. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In July 2020, the Sponsor was issued 5,000,000 shares of Common stock (the “Founder Shares”) for an aggregate price of $25,000. In February 2021, the Company effected a 1.4375-for-1 stock split of its issued and outstanding shares of Common Stock, resulting in an aggregate of 4,312,500 Founder Shares issued and outstanding. The Founder Shares include an aggregate of up to 562,500 shares of common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On February 16, 2021, CleanTech Sponsor paid $16,667 to the Company, which amount was paid to CleanTech Investments LLC to cancel 4,791,667 of its Founder Shares that it previously held and immediately thereafter the Company issued 4,791,667 Founders Shares to CleanTech Sponsor. As a result, CleanTech Sponsor owns 4,791,667 Founders Shares and CleanTech Investments LLC owns 2,395,833 Founder Shares. CleanTech Sponsor and CleanTech Investments LLC will both participate in the purchase of the Private Warrants based their pro rata ownership of Founder Shares.

In June 2021, CleanTech Sponsor and CleanTech Investments forfeited for no consideration 1,916,667 founder shares and 958,333 founder shares, respectively, which the Company cancelled, resulting in a decrease in the total number of founder shares outstanding from 7,187,500 shares to 4,312,500 shares. As a result, CleanTech Sponsor owns 2,875,000 founder shares and CleanTech Investments owns 1,437,500 founder shares. The founder shares include an aggregate of up to 562,500 shares that are subject to forfeiture to the extent that the underwriters' over-allotment option is not exercised in full or in part. The founder shares include an aggregate of up to 562,500 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per-share amounts have been retroactively restated to reflect the share forfeiture.

The underwriter exercised the over-allotment option on in full July 28, 2021; thus, no Founders Shares are subject to forfeiture.

Administrative Services Agreement

The Company entered into an agreement, commencing on the July 14, 2021, to pay Chardan Capital Markets, LLC up to $10,000 per month for office space, administrative and support services. The total amounts of administrative service fees accrued for the three months and nine months ended September 30, 2021 were $20,000. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note - Related Party

On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and is payable on the earlier of Promptly after the date on which the Maker consummates an initial public offering of its securities or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $188,302 was repaid on July 23, 2021. The promissory note is no longer available to the Company.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor, Co-Sponsor, or an affiliate of the Sponsor or the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company consummates the initial Business Combination, it would repay such loaned amounts. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Business Combination into additional private warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant (which, for example, would result in the holders being issued private warrants to purchase 500,000 shares of common stock if $500,000 of notes were so converted). Such private warrants will be identical to the private warrants issued at the closing of the initial public offering. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into private warrants, and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into private warrants. As of September 30, 2021 and December 31 2020, there were no borrowings under these loans.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Business Combination Marketing Agreement

The Company intends to engage Chardan Capital Markets, LLC as an advisor in connection with the initial Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay Chardan Capital Markets, LLC a marketing fee for such services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the initial public offering, including any proceeds from the full or partial exercise of the underwriters’ over-allotment option. As a result, Chardan Capital Markets, LLC will not be entitled to such fee unless the Company consummates the initial Business Combination. A copy of the form of Business Combination marketing agreement has been filed as an exhibit to the registration statement of which the Company’s prospectus forms a part.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 7. WARRANTS

As of September 30, 2021 and December 31, 2020, there were 15,800,000 (including 8,625,000 Public Warrants and 7,175,000 Private Placement Warrants).

Each whole public warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per whole share, subject to adjustment as described below, at any time commencing on the later of one year after the closing of the initial public offering or the consummation of an initial Business Combination. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within 120 days from the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The warrants will expire five years from the closing of the initial Business Combination at 5:00 p.m., New York City time.

The private warrants are identical to the public warrants underlying the units offered by the Company’s prospectus except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, and (ii) such private warrants will be exercisable for cash (even if a registration statement covering the shares of common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The private warrants purchased by CleanTech Investments will not be exercisable more than five years from the effective date of the registration statement, of which the Company’s prospectus forms a part, in accordance with FINRA Rule 5110(g)(8), as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these private warrants.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock — On July 16, 2021, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 200,000,000 shares of Common Stock with a par value of $0.0001 per share. As of September 30, 2021, there were 21,562,500 shares of common stock outstanding, including 17,250,000 common stock subject to possible redemption. Of the 21,562,500 shares of Common Stock outstanding, up to 562,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the initial public offering. The underwriters exercised the over-allotment option in full on July 28, 2021; thus, no shares of common stock remain subject to forfeiture.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$174,226,747	$174,226,747	$—	$—
Liabilities
Warrant liabilities – Public Warrants	$7,935,000	$7,935,000	$—	$—
Warrant liabilities – Private Placement Warrants	$4,735,500	$—	$—	$4,735,500

The Company did not have any assets or liabilities measured at fair value as of December 31, 2020.

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and a Binomial/lattice model in conjunction with the publicly-traded value for the subsequent valuation of the Public Warrants. The measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CLAQW. The quoted price of the Public Warrants was $0.92 per warrant as of September 30, 2021.

The Company utilizes a Black-Scholes Option Pricing Model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing Model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table provides the significant unobservable inputs used in the Monte Carlo model for the initial valuation the Public Warrants:

As of July 19, 2021 (initial measurement)
Stock Price on Valuation Date	$9.71
Strike price (Exercise Price Share)	$11.50
Probability of completing a Business Combination	83.0%
Term (in years)	6.59
Volatility	4.5% pre-merger / 23 post-merger %
Risk-free rate	0.91%
Fair value of warrants	$1.23

The following table provides the significant inputs to the Black-Scholes Option Pricing Model fair value of the Private Placement Warrants:

	As of July 19, 2021 (initial measurement)	As of September 30, 2021
Stock price	$9.71	$9.93
Strike price	$11.50	$11.50
Probability of completing a Business Combination	83.0%	100.0%
Dividend yield	—%	—%
Term (in years)	5.0	4.8
Volatility	17.2%	12.2%
Risk-free rate	0.9%	0.9%
Discount for lack of marketability	—%	—%
Fair value of warrants	$0.85	$0.66

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2020	$—
Initial measurement of Public Warrants and Private Placement Warrants at July 19, 2021	14,750,000
Initial measurement of over-allotment warrants	1,957,500
Transfer of Public Warrants to Level 1 measurement	(7,935,000)
Change in fair value	(4,037,000)
Fair value as of September 30, 2021	$4,735,500

The Company recognized gains in connection with the change in the fair value of warrant liabilities of $4,037,000 in the condensed statements of operations during the three months and nine months ended September 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CleanTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to CleanTech Sponsor, and references to the “Co-Sponsor” refer to CleanTech Investments. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on June 18, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $3,341,073, which resulted from by the change in fair value of warrant liabilities of $4,037,000 and a net gain on investments held in Trust Account in the amount of $1,747, which was partially offset by operating and formation costs of $417,261, franchise tax expense of $24,034, and warrant issuance costs of $256,379.

For the nine months ended September 30, 2021, we had net income of $3,341,073, which resulted from the change in fair value of warrant liabilities of $4,037,000, and a net gain on investments held in Trust Account in the amount of $1,747, which was partially offset by warrant issuance costs of $256,379 associated with the Initial Public Offering, operating and formation costs of $417,261, and franchise tax expense of $24,034.

For the period from June 18, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which resulted entirely from formation costs.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, the Company had $789,012 and $25,000 in cash held outside of the Trust Account, respectively, and a working capital surplus of $1,116,854 and $24,000, respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of up to $250,000 under an unsecured and non-interest bearing promissory note. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity will be satisfied through the net proceeds from the private placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

For the nine months ended September 30, 2021, net cash used in operating activities was $769,706, which was due to the change in fair value of warrants of $4,037,000, changes in operating assets and liabilities of $328,410, and net gain on investments in the Trust Account of $1,747, partially offset by our net income of $3,341,073, and expensed offering costs of $256,379.

For the nine months ended September 30, 2021, net cash used in investing activities was $174,225,000, which was due to the amount of net proceeds from the initial public offering being deposited to the Trust Account.

For the nine months ended September 30, 2021, net cash provided by financing activities was $175,758,718, which was comprised of $169,050,000 in proceeds from the issuance of units in the initial public offering net of underwriter’s discount paid, $7,175,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, and proceeds from issuance of Sponsor Note of $188,302, offset in part by payment of $466,282 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $188,302.

For the period from June 18, 2020 (inception) through September 30, 2020, net cash provided by financing activity was $25,000, which consisted of $25,000 from the sale of Founder Shares to the Sponsor.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021 or December 31, 2020.

Contractual Obligations

Promissory Note - Related Party

On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of (i) Promptly after the date on which the Maker consummates an initial public offering of its securities or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $188,302 was repaid on July 23, 2021. The promissory note is no longer available to the Company.

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

Warrant Liabilities

We account for the Private Placement Warrants and the redeemable warrants (the “Public Warrants”) that were included in units issued by the Company in its Initial Public Offering (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Common stock subject to possible redemption

Of the total outstanding common stock, 17,250,000 shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, the amount of common stock identified above has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,800,000 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, due to the revision of the Balance Sheet as of July 19, 2021 that was included in a Form 8-K, Item 8.01, filed on July 23, 2021, regarding the classification of redeemable common stock, as described below, which constitutes a significant deficiency in our internal control over financial reporting.

Regarding the revision to the Company’s Balance Sheet included on the Form 8-K filed on July 23, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the common stock in permanent equity. The Company revised its financial statements to classify all common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this significant deficiency, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

Other than the implementation of the remediation activities regarding the Company’s Balance Sheet on the Form 8-K filed on July 23, 2021, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

CleanTech Acquisition Corp.

Date: November 12, 2021	By:	/s/ Eli Spiro
Eli Spiro
Chief Executive Officer

CleanTech Acquisition Corp.

Date: November 12, 2021	By:	/s/ Richard Fitzgerald
Richard Fitzgerald
Chief Financial Officer