Form 10-Q/A
period 2021-09-30
cleantech Acquisition Corp.
filed 2022-03-29
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

References throughout this Amendment to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to CleanTech Acquisition Corp., unless the context otherwise indicates.

This Amendment (“Amendment”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of CleanTech Acquisition Corp. as of and for the nine months ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).

Restatement Background — In connection with the audit of the Company’s annual financial statements as of and for the year ended December 31, 2021, the Company’s auditors, WithumSmith+Brown, PC, identified an error made in the Original Filing arising from the Company’s incorrect allocation of proceeds from the Initial Public Offering to the issued Rights. As such, the Company had to reassess the allocation of the proceeds and costs related to the Initial Public Offering, consummated on July 19, 2021. Additionally, this change in allocation led to a change in the Company’s valuation of the public and private warrants as of the Initial Public Offering date, and the subsequent operating gain (loss) around the change in the fair value of the warrant liabilities in this Form 10-Q/A.

As a result, the Company’s management determined that the Company’s financial statements and other financial data as of and for the nine months ended September 30, 2021 should be restated in this Quarterly Report 10-Q/A as a result of this error.

The Company’s management has noted errors related to transaction costs and change in fair value of warrant liabilities, net loss and basic and diluted change in income (loss) per share in the condensed statements of operations for the three and nine months ended September 30, 2021, along with related impacts to the condensed statements of stockholders’ (deficit) equity and the condensed statement of cash flows for the nine months ended September 30, 2021.

The Company’s management has also noted an error related to the fair value of the underwriters’ over-allotment option to purchase additional Units at the Initial Public Offering price. This error impacts net loss and basic and diluted change in income (loss) per share in the condensed statements of operations for the three and nine months ended September 30, 2021, along with related impacts to the condensed statements of stockholders’ (deficit) equity and the condensed statement of cash flows for the nine months ended September 30, 2021.

In light of the foregoing, on March 28, 2022, the Audit Committee of the Company’s board of directors, based on the recommendation of and after consultation with management and the Company’s advisors, concluded that the Company’s original financial statements and related financial information contained in the Original Filing should no longer be relied upon and should be restated in order to correct the errors described above. Neither the manner in which the Company accounted for the allocation of proceeds from the Initial Public Offering or the change in fair value of warrant liabilities for the three month and nine months ended September 30, 2021 had any effect on the Company’s previously reported cash position.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the original financial statements and related financial information contained in the Original Filing should no longer be relied upon.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Filing, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

CLEANTECH ACQUISITION CORP.
TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021 (As Restated) and for the period from June 18, 2020 (inception) through September 30, 2020	2

	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months ended September 30, 2021 (As Restated) and for the period from June 18, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2021 (As Restated) and for the period from June 18, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

Item 4.	CONTROLS AND PROCEDURES	25

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	26

Item 1A.	RISK FACTORS	26

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

Item 3.	DEFAULTS UPON SENIOR SECURITIES	26

Item 4.	MINE SAFETY DISCLOSURES	26

Item 5.	OTHER INFORMATION	26

Item 6.	EXHIBITS	27

SIGNATURES		28

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEANTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020

ASSETS
Cash	$789,012	$25,000
Prepaid expenses	583,799	—
Total current assets	1,372,811	25,000
Investments held in Trust Account	174,226,747	—
Total Assets	$175,599,558	$25,000

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$74,593	$—
Accrued expenses	103,370	1,000
Accrued expenses - related party	20,000	—
Franchise tax payable	24,034	—
Accrued offering costs	33,960	—
Total current liabilities	255,957	1,000
Warrant liabilities	12,670,500	—
Total Liabilities	12,926,457	1,000

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 17,250,000 and 0 shares issued and outstanding at redemption value at September 30, 2021 and December 31, 2020, respectively	174,225,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding (excluding 17,250,000 and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020 (1)	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(11,552,330)	(1,000)
Total Stockholders’ (Deficit) Equity	(11,551,899)	24,000
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$175,599,558	$25,000

(1)	Includes up to 562,500 common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 6). The underwriters exercised their over-allotment option in full on July 28, 2021; thus, no shares of common stock remain subject to forfeiture (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	For the period from June 18, 2020 (inception) through September 30, 2020
	(As Restated)(1)	(As Restated)(1)
Operating and formation costs	$416,830	$416,830	$—	$1,000
Franchise tax expense	24,034	24,034	—	—
Loss from operations	(440,864)	(440,864)	—	(1,000)
Warrant issuance costs	(155,037)	(155,037)	—	—
Net gain on investments held in Trust Account	1,747	1,747	—	—
Change in fair value of warrant liabilities	(3,619,500)	(3,619,500)	—	—
Change in fair value of over-allotment option liability	(225,000)	(225,000)	—	—
Net loss	$(4,438,654)	$(4,438,654)	$—	$(1,000)

Basic weighted average shares outstanding (2) (as restated)	17,760,989	8,437,500	3,750,000	3,750,000
Basic net loss per share of common stock (as restated)	$(0.25)	$(0.53)	$0.00	$(0.00)

(1)	As restated due to the review of accounting for complex financial instruments and change in fair value of warrant liabilities (see Note 2).

(2)	Excludes up to 562,500 common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 6). The underwriters exercised their over-allotment option in full on July 28, 2021; thus, no shares of common stock remain subject to forfeiture (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(AS RESTATED)

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD
FROM JUNE 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 18, 2020 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(1,000)	(1,000)
Balance at June 30, 2020 (unaudited)	—	—	—	(1,000)	(1,000)
Sale of 4,312,500 Founder Shares	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—
Balance at September 30, 2020 (unaudited)	4,312,500	$431	$24,569	$(1,000)	$24,000

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	4,312,500	$431	$24,569	$(1,000)	$24,000
Net loss	—	—	—	—	—
Balance at March 31, 2021 (unaudited)	4,312,500	431	24,569	(1,000)	24,000
Net loss	—	—	—	—	—
Balance at June 30, 2021 (unaudited)	4,312,500	431	24,569	(1,000)	24,000
Net proceeds from Initial Public Offering allocated to Rights, net of transaction costs	—	—	3,845,969	—	3,845,969
Excess of cash received over fair value of private placement warrants	—	—	4,161,500	—	4,161,500
Change in fair value of over-allotment option liability	—	—	—	225,000	225,000
Accretion of common stock to possible redemption amount	—	—	(8,032,038)	(7,337,676)	(15,369,714)
Net loss	—	—	—	(4,438,654)	(4,438,654)
Balance - September 30, 2021 (unaudited) (As Restated)(1)	4,312,500	$431	$—	$(11,552,330)	$(11,551,899)

(1)	As restated due to the review of accounting for complex financial instruments and change in fair value of warrant liabilities (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2021	For the period from June 18, 2020 (inception) through September 30, 2020
	(As Restated)(1)
Cash Flows from Operating Activities:
Net loss	$(4,438,654)	$(1,000)
Adjustments to reconcile net loss to net cash used in operations:
Warrant issuance costs	155,037	—
Net gain on investments held in Trust Account	(1,747)	—
Change in fair value of warrant liabilities	3,619,500	—
Change in fair value of over-allotment option liability	225,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(583,799)	—
Accounts payable	74,593	—
Accrued expenses	102,370	1,000
Accrued expenses - related party	20,000	—
Franchise tax payable	24,034	—
Accrued offering costs	33,960	—
Net cash used in operating activities	(769,706)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(174,225,000)	—
Net cash used in investing activities	(174,225,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	188,302	—
Repayment of promissory note - related party	(188,302)	—
Payment to related party for cancellation of Founder Shares	(16,667)	—
Proceeds from Initial Public Offering, net of underwriter’s discount paid	169,050,000	—
Proceeds from sale of private placement warrants	7,175,000	—
Payment of offering costs	(466,282)	—
Proceeds from sale of Founder Shares	16,667	25,000
Net cash provided by financing activities	175,758,718	25,000

Net Change in Cash	764,012	25,000
Cash - Beginning of period	25,000	—
Cash - End of period	$789,012	$25,000

(1)	As restated due to the review of accounting for complex financial instruments and change in fair value of warrant liabilities (see Note 2).

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

The registration statement for the Company’s Initial Public Offering was declared effective on July 14, 2021. On July 19, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per unit, generating gross proceeds of $150,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,333,333 warrants at a price of $1.00 per Private Placement Warrant in a private placement to CleanTech Sponsor (the “Sponsor”), and 2,166,667 warrants (together, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to CleanTech Investments, an affiliate of the Sponsor (the “Co-sponsor”), generating gross proceeds of 6,500,000, which is described in Note 5.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Going Concern Consideration

As of September 30, 2021, the Company had $789,012 in cash held outside of the Trust Account and working capital of $1,116,854. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 19, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management plans to address this uncertainty through the Business Combination as discussed in Note 11 to these financial statements. There is no assurance that the Company's plans to consummate the Business Combination will be successful or successful within the Combination Period. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded that a portion of the proceeds from the Initial Public Offering and the sale of the Over-Allotment Units was not correctly allocated to the rights that are included as part of the Units sold. This led to a misstatement as related to the fair value of the warrant liabilities and the subsequent change in fair value of warrant liabilities.

The Company also concluded that a liability related to the over-allotment option should have been recorded as of the date of the Initial Public Offering, with a subsequent gain or loss recognized on the date the over-allotment option was exercised.

The reclassification related to the allocation of proceeds and the change in fair value of warrant liabilities results in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position and operating expenses.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	Three Months Ended September 30, 2021
Statement of Operations for the Three Months Ended September 30, 2021 (unaudited)	As Previously Reported	Adjustments	As Restated
Operating and formation costs	$417,261	$(431)	$416,830
Warrant issuance costs	$(256,379)	$101,342	$(155,037)
Change in fair value of warrant liabilities	$4,037,000	$(7,656,500)	$(3,619,500)
Change in fair value of over-allotment option liability	$—	$(225,000)	$(225,000)
Net income (loss)	$3,341,073	$(7,779,727)	$(4,438,654)
Basic net income (loss) per share of common stock	$0.19	$(0.44)	$(0.25)

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

	Nine Months Ended September 30, 2021
Statement of Operations for the Nine Months Ended September 30, 2021 (unaudited)	As Previously Reported	Adjustments	As Restated
Operating and formation costs	$417,261	$(431)	$416,830
Warrant issuance costs	$(256,379)	$101,342	$(155,037)
Change in fair value of warrant liabilities	$4,037,000	$(7,656,500)	$(3,619,500)
Change in fair value of over-allotment option liability	$—	$(225,000)	$(225,000)
Net income (loss)	$3,341,073	$(7,779,727)	$(4,438,654)
Basic net income (loss) per share of common stock	$0.34	$(0.87)	$(0.53)

	September 30, 2021
	As Previously Reported	Adjustments	As Revised
Statement of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 (unaudited)
Net proceeds from Initial Public Offering allocated to Rights, net of transaction costs	$—	$3,845,969	$3,845,969
Excess cash received over fair value of Private Placement Warrants	$1,076,250	$3,085,250	$4,161,500
Change in fair value of over-allotment option liability	$—	$225,000	$225,000
Accretion of common stock to possible redemption amount	$(15,993,222)	$623,508	$(15,369,714)
Net income (loss)	$3,341,073	$(7,779,727)	$(4,438,654)

	September 30, 2021
	As Previously Reported	Adjustments	As Revised
Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited)
Net income (loss)	$3,341,073	$(7,779,728)	$(4,438,655)
Warrant issuance costs	$256,379	$(101,342)	$155,037
Change in fair value of warrant liabilities	$(4,037,000)	$7,656,500	$3,619,500
Change in fair value of over-allotment option liability	$—	$225,000	$225,000
Accounts payable	$75,024	$(431)	$74,593
Payment to related party for cancellation of Founder Shares	$—	$(16,667)	$(16,667)
Proceeds from sale of Founder Shares	$—	$16,667	$16,667

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on July 16, 2021, as well as the Company’s restated audited balance sheet as of July 19, 2021, filed as Exhibit 99.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 29, 2022. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 or December 31, 2020.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 17,250,000 common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(6,037,500)
Proceeds allocated to Public Rights	(3,934,879)
Issuance costs allocated to common stock	(3,672,335)
Plus:
Accretion of carrying value to redemption value	15,369,714
Common stock subject to possible redemption	$174,225,000

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $3,916,282 as a result of the Initial Public Offering (consisting of a $3,450,000 underwriting discount and $466,282 of other offering costs). The Company recorded $3,672,335 of offering costs as a reduction of equity in connection with the redeemable common stock included in the Units. The Company recorded $88,910 of offering costs as a reduction of permanent equity in connection with the Rights classified as equity instruments. The Company immediately expensed $155,037 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model (see Note 10). The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1, as such, an observable market quote in an active market under the ticker CLAQW was used.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has no expectation of a change in the above for a period of time within one year after the date that the financial statements are issued.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period (for all periods during which these shares were subject to forfeiture, the calculation of weighted average shares outstanding excludes an aggregate of 562,500 shares of common stock held by the Sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full). The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,800,000 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	For the period from June 18, 2020 (inception) through September 30, 2020
Basic and diluted net loss per share:
Numerator:
Net loss	$(4,438,654)	$(4,438,654)	$—	$(1,000)
Denominator
Basic weighted average shares outstanding	17,760,989	8,437,500	3,750,000	3,750,000
Basic net loss per share of common stock (as restated)	$(0.25)	$(0.53)	$0.00	$(0.00)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal period ended September 30, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering which was consummated on July 19, 2021, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one right entitling the holder thereof to receive one-twentieth (1/20) of one share common stock upon the consummation of an initial business combination, and one-half of one redeemable warrant (“Redeemable Warrant”). Each whole Redeemable Warrant is exercisable to purchase one share of common stock and only whole warrants are exercisable. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 8).

On July 26, 2021, the underwriters fully exercised the over-allotment option and purchased an additional 2,250,000 Units (the “Over-Allotment Units”), generating gross proceeds of $22,500,000 on July 28, 2021.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Co-Sponsor purchased an aggregate of 6,500,000 Private Warrants at a price of $1.00 per Private Placement Warrant ($6,500,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share. Simultaneously with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 675,000 Private Warrants at a purchase price of $1.00 per Private Warrant, generating gross proceeds of $675,000. The proceeds from the sale of the Private Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor, Co-Sponsor, or an affiliate of the Sponsor or the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company consummates the initial Business Combination, it would repay such loaned amounts. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Business Combination into additional private warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant (which, for example, would result in the holders being issued private warrants to purchase 500,000 shares of common stock if $500,000 of notes were so converted). Such private warrants will be identical to the private warrants issued at the closing of the Initial Public Offering. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into private warrants, and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into private warrants. As of September 30, 2021 and December 31, 2020, there were no borrowings under these loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Underwriter’s Agreement

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

NOTE 8. WARRANTS

As of September 30, 2021 and December 31, 2020, there were 15,800,000 (including 8,625,000 Public Warrants and 7,175,000 Private Placement Warrants) and no warrants outstanding, respectively.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTE 9. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and the publicly-traded value for the subsequent valuation of the Public Warrants. The measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CLAQW. The quoted price of the Public Warrants was $0.92 per warrant as of September 30, 2021.

The Company utilizes a Black-Scholes Option Pricing Model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing Model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. For the initial valuation, the Company estimated volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Black-Scholes Option Pricing Model fair value of the Private Placement Warrants:

As of September 30, 2021
Stock price	$9.93
Strike price	$11.50
Probability of completing a Business Combination	100.0%
Dividend yield	—%
Term (in years)	4.8
Volatility	12.2%
Risk-free rate	0.9%
Fair value of warrants	$0.66

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2020	$—
Initial measurement of Public Warrants and Private Placement Warrants at July 19, 2021	7,980,000
Initial measurement of over-allotment warrants	1,071,000
Transfer of Public Warrants to Level 1 measurement	(7,935,000)
Change in fair value	3,619,500
Fair value as of September 30, 2021	$4,735,500

The Company recognized losses in connection with the change in the fair value of warrant liabilities of $3,619,500 in the condensed statements of operations during the three months and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than those outlined below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On December 16, 2021, the Company entered into an Agreement and Plan of Merger, as amended on January 30, 2022 through Amendment No. 1 (the “Merger Agreement,” and together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”) with CleanTech Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CleanTech (“Merger Sub”), and Nauticus Robotics, Inc., a Texas corporation (“Nauticus”). Pursuant to the terms of the Merger Agreement, a business combination between CleanTech and Nauticus will be effected through the merger of Merger Sub with and into Nauticus, with Nauticus surviving the merger as a wholly owned subsidiary of CleanTech (the “Merger”). The Board of Directors of CleanTech (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of CleanTech.

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

For the three months ended September 30, 2021, we had net loss of $4,438,654, which resulted from by the change in fair value of warrant liabilities of $3,619,500, operating and formation costs of $416,830, franchise tax expense of $24,034, and transaction costs of $155,037, and a change in fair value of over-allotment option liability of $225,000 which was partially offset by a net gain on investments held in Trust Account in the amount of $1,747.

For the nine months ended September 30, 2021, we had net loss of $4,438,654, which resulted from the change in fair value of warrant liabilities of $3,619,500, transaction costs of $155,037 associated with the Initial Public Offering, a change in fair value of over-allotment option liability of $225,000, operating and formation costs of $416,830, and franchise tax expense of $24,034, which was partially offset by a net gain on investments held in Trust Account in the amount of $1,747.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $769,706, which was due to by our net loss of $4,438,654, net gain on investments in the Trust Account of $1,747, and changes in operating assets and liabilities of $328,841, offset in part by the change in fair value of warrants of $3,619,500, a change in fair value of over-allotment option liability of $225,000, and transaction costs of $155,037.

For the nine months ended September 30, 2021, net cash used in investing activities was $174,225,000, which was due to the amount of net proceeds from the Initial Public Offering being deposited to the Trust Account.

For the nine months ended September 30, 2021, net cash provided by financing activities was $175,758,718, which was comprised of $169,050,000 in proceeds from the issuance of units in the Initial Public Offering net of underwriter’s discount paid, $16,667 of proceeds from sale of Private Placement Warrants, $7,175,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, and proceeds from issuance of Sponsor Note of $188,302, offset in part by payment of $466,282 for offering costs associated with the Initial Public Offering, $16,667 payment to related party for cancellation of Founder Shares, and repayment of the outstanding balance on the promissory note to our Sponsor of $188,302.

For the period from June 18, 2020 (inception) through September 30, 2020, net cash provided by financing activity was $25,000, which consisted of $25,000 from the sale of Founder Shares to the Sponsor, and changes in operating assets and liabilities of $1,000, which consisted of our net loss of $1,000.

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

Underwriter’s Agreement

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

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model (see Note 10). The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1, as such, an observable market quote in an active market under the ticker CLAQW was used.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 17,250,000 common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period (for all periods during which these shares were subject to forfeiture, the calculation of weighted average shares outstanding excludes an aggregate of 562,500 shares of common stock held by the Sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full). The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,800,000 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal period ended September 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management concluded that material weaknesses in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weaknesses resulted in the restatement of the Company’s audited balance sheet as of July 23, 2021 and the restatement of the Company’s unaudited financial statements in this Form 10-Q/A.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances described above had not yet been identified. Management has identified a material weakness in internal controls related to the accounting for our complex financial instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on July 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these risk factors, the Company has identified the following additional risk factor in conjunction with the restatement of the Company’s audited balance sheet as of July 19, 2021 and unaudited financial statements as of and for the period ended September 30, 2021:

In connection with the restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm, our management team and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of July 19, 2021 included as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2021 and our unaudited and interim financial statements as of and for the three months ended September 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim consolidated financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Acquisition Corp.

Date: March 29, 2022	By:	/s/ Eli Spiro
Eli Spiro
Chief Executive Officer

CleanTech Acquisition Corp.

Date: March 29, 2022	By:	/s/ Richard Fitzgerald
Richard Fitzgerald
Chief Financial Officer