Form 10-K
period 2021-12-31
cleantech Acquisition Corp.
filed 2022-03-29
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40611

CLEANTECH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1699753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 West 25th Street, 9th Floor New York, NY 10001
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 494-9005

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CLAQ	The Nasdaq Stock Market LLC
Warrants	CLAQW	The Nasdaq Stock Market LLC
Rights	CLAQR	The Nasdaq Stock Market LLC
Units	CLAQU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2021, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $0.

As of March 29, 2022, there were 21,562,500 shares of the registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEANTECH ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	expectations around the performance of the prospective target business;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

References in this Annual Report to “we,” “us,” “CleanTech,” or the “Company” refer to CleanTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to (i) “CleanTech Sponsor” refer to CleanTech Sponsor I LLC, an entity affiliated with certain of our director and officers, (ii) “CleanTech Investments” refer to CleanTech Investments, LLC, an entity affiliated with certain of our investors and Chardan Capital Markets, LLC, and (iii) “co-sponsors” refer to CleanTech Sponsor and CleanTech Investments.

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated on June 18, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “IPO”) and the private placement of the private warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to any forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On July 19, 2021, we consummated the IPO of 15,000,000 units (the “units”). Each Unit consists of one share of common stock, $0.0001 par value (“common stock”), one right entitling the holder thereof to receive one-twentieth (1/20) of one share of common stock upon the consummation of an initial business combination, and one-half of one warrant entitling the holder thereof to purchase one share of Common Stock at a price of $11.50 per whole share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $150,000,000. The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional units to cover over-allotments, if any. On July 28, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 2,250,000 private warrants, generating gross proceeds of $22,500,000, for an aggregate total of $172,500,000 in gross proceeds from the IPO and closing of the exercise of the over-allotment option.

Simultaneously with the closing of the IPO, we consummated the private placement (the “private placement”) with initial stockholders of the Company of 6,500,000 warrants (the “private warrants”), generating total proceeds of $6,500,000. Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 675,000 private warrants at a purchase price of $1.00 per warrant in a private placement, generating gross proceeds of $675,000, for an aggregate total of $7,175,000 in gross proceeds from the sale of the private warrants. The private warrants are identical to the warrants sold as part of the public Units in the IPO except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees, as further described in the Registration Statement. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the private warrants.

Following the closing of the IPO and the over-allotment, an amount of $174,500,000 of the net proceeds from the IPO and the Private Placement (as defined below) were deposited in a trust account established for the benefit of the Company’s public stockholders. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of our initial business combination and (ii) our failure to consummate a business combination within 12 months (or up to 18 months, if we extend the time to complete a business combination) of the closing of the IPO.

As of December 31, 2021, there was $174,230,428 in investments held in the trust account, which includes interest income available to us for franchise and income tax obligations of $0 and $0 of cash held outside the trust account. As of December 31, 2021, we have not withdrawn any interest earned from the trust account to pay taxes.

Recent Developments

Merger Agreement

On December 16, 2021, we entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 thereto, the “Merger Agreement,” and together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”) with CleanTech Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CleanTech (“Merger Sub”), and Nauticus Robotics, Inc., a Texas corporation (“Nauticus”). Pursuant to the terms of the Merger Agreement, a business combination between CleanTech and Nauticus will be effected through the merger of Merger Sub with and into Nauticus, with Nauticus surviving the merger as a wholly owned subsidiary of CleanTech (the “Merger”). The Board of Directors of CleanTech (the “Board”) has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of CleanTech.

Treatment of Nauticus Securities

Preferred Stock. Immediately prior to the effective time of the Merger (the “Effective Time”) and subject to the consent of the holders of Nauticus’ preferred stock, par value $0.01 per share (the “Nauticus Preferred Stock”), each issued and outstanding share of Nauticus Preferred Stock shall be converted into shares of the common stock, par value $0.01 per share, of Nauticus (the “Nauticus Robotics Common Stock”) in accordance with the Nauticus Certificate of Incorporation (collectively, the “Nauticus Preferred Stock Conversion”). All of the shares of Nauticus Preferred Stock converted into shares of Nauticus Common Stock shall no longer be outstanding and shall cease to exist, and each holder of Nauticus Preferred Stock shall thereafter cease to have any rights with respect to such securities.

Convertible Notes. Immediately prior to Nauticus Preferred Stock Conversion and prior to the Effective Time, each issued and outstanding convertible promissory note of Nauticus (the “Nauticus Convertible Notes”) will be automatically converted into shares of Nauticus Common Stock in accordance with the terms of such Converting Convertible Note (collectively, the “Nauticus Convertible Note Conversion”). Each Converting Convertible Note converted into shares of Nauticus Common Stock shall no longer be outstanding and shall cease to exist, and each holder of a Converting Convertible Note shall thereafter cease to have any rights with respect to such securities.

Common Stock. At the Effective Time, by virtue of the Merger and without any action on the part of any Nauticus Stockholder, subject to and in consideration of the terms and conditions set forth in the Merger Agreement, each share of Nauticus Common Stock that is issued and outstanding immediately prior to the Effective Time (other than the Dissenting Shares (as defined in the Merger Agreement)), shall be converted into the right to receive the applicable Per Share Merger Consideration and the Earnout Shares (as defined below). All of the shares of Nauticus Common Stock converted into the right to receive consideration shall no longer be outstanding and shall cease to exist, and each holder of Nauticus Common Stock shall thereafter cease to have any rights with respect to such securities, except the right to receive the applicable consideration into which such share of Nauticus Common Stock shall have been converted into in the Merger.

Stock Options. As of the Effective Time, each option to purchase shares of the Nauticus Common Stock (a “Nauticus Option”) granted under any Nauticus Stock Plan that is outstanding and unexercised immediately prior to the Effective Time, whether or not then vested or exercisable, shall be assumed by CleanTech and shall be converted into a stock option (a “CleanTech Option”) to acquire shares of CleanTech’s Common Stock in accordance with the Merger Agreement. As of the Effective Time, each such CleanTech Option as so assumed and converted shall be for that number of shares of CleanTech’s Common Stock determined by multiplying the number of shares of the Nauticus Common Stock subject to such Nauticus Option immediately prior to the Effective Time by the Exchange Ratio (as defined in the Merger Agreement), which product shall be rounded down to the nearest whole number of shares, at a per share exercise price determined by dividing the per share exercise price of such Nauticus Option immediately prior to the Effective Time by the Exchange Ratio.

Earn-Out Shares. Following the closing of the merger, former holders of shares of Nauticus Common Stock (including shares received as a result of the Nauticus Preferred Stock conversion and the Nauticus Convertible Notes conversion) and, former holders of Nauticus stock options, shall each be entitled to receive their pro rata share of up to 7,500,000 additional shares of CleanTech Common Stock (the “Earn-Out Shares”) if, within a 5-year period following the signing date of the Merger Agreement, the closing share price of the CleanTech Common Stock equals or exceeds any of three thresholds over any 20 trading days within a 30-day trading period (each, a “Triggering Event”) and, in respect of a former holder of Nauticus stock options, the holder continues to provide services to CleanTech or one of its subsidiaries at the time of such Triggering Event.

Certain Related Agreements

Support Agreements. In connection with the execution of the Merger Agreement, the co-sponsors entered into a support agreement with Nauticus pursuant to which the co-sponsors have agreed to vote all shares of common stock beneficially owned by them in favor of the Merger.

In addition, in connection with the execution of the Merger Agreement, certain stockholders of Nauticus owning approximately 88.8% of the voting power of Nauticus entered into a support agreement with CleanTech and Nauticus pursuant to which the stockholders agreed to vote all shares of Nauticus beneficially owned by them in favor of the Merger.

Subscription Agreements. In connection with the execution of the Merger Agreement, CleanTech entered into subscription agreements (collectively, the “Subscription Agreements”) with certain parties subscribing for shares of common stock (the “Subscribers”) pursuant to which the Subscribers have agreed to purchase, and CleanTech has agreed to sell to the Subscribers, an aggregate of 3,530,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $35.3 million. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Securities Purchase Agreement. In connection with the execution of the Merger Agreement, CleanTech and Nauticus entered into Securities Purchase Agreement with certain parties purchasing up to an aggregate of $40,000,000 in principal amount of secured debentures (the “Debentures”) and warrants (the “Warrants”) equal to 100% of the aggregate issued amount of the Debentures divided by the then conversion price, with an exercise price equal to $20 per share of Common Stock, subject to adjustment. The obligations to consummate the transactions contemplated by the Securities Purchase Agreement are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Amended and Restated Registration Rights Agreement. In connection with the Closing, Nauticus, CleanTech and certain stockholders of each of Nauticus and CleanTech who will receive shares of common stock pursuant to the Merger Agreement, will enter into an amended and restated registration rights agreement mutually agreeable to CleanTech and Nauticus, which will become effective upon the consummation of the Merger.

Lock-up Agreement and Arrangements. In connection with the Closing, the Sponsors and certain Nauticus stockholders will enter into a lock-up agreement (the “Sponsor Lock-Up Agreement” and “Company Stockholder Lock-up Agreement) with Nauticus and CleanTech, pursuant to which each will agree, subject to certain customary exceptions, not to:

(i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of common stock received as merger consideration and held by it immediately after the Effective Time (the “Lock-Up Shares”), or enter into a transaction that would have the same effect;

(ii) enter into transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of any of such shares, whether any of these transactions are to be settled by delivery of such shares, in cash or otherwise; or

(iii) publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any “Short Sales” (as defined in the Sponsor Lock-Up Agreement and Company Stockholder Lock-up Agreement) with respect to any security of CleanTech; during a “Lock-Up Period” under their respective agreements.

Under the Sponsor Lock-up Agreement, the Lock-Up period means the period commencing on the Closing Date and ending on the earlier of (x) the one year anniversary of the Closing Date; (y) the date on which the volume weighted average price of shares of common stock equals or exceeds $13.00 per share for twenty (20) of any thirty (30) consecutive trading days commencing after the Closing on Nasdaq, and (z) the date specified in a written waiver duly executed by Nauticus; provided that the restrictions set forth in the Sponsor Lock-up Agreement do not apply to (1) transfers or distributions to such stockholder’s current or former general or limited partners, managers or members, stockholders, other equity holders or direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act of 1933, as amended) or to the estates of any of the foregoing; (2) transfers by bona fide gift to a member of the stockholder’s immediate family or to a trust, the beneficiary of which is the stockholder or a member of the stockholder’s immediate family for estate planning purposes; (3) by virtue of the laws of descent and distribution upon death of the stockholder; or (4) pursuant to a qualified domestic relations order, in each case where such transferee agrees to be bound by the terms of the Sponsor Lock-up Agreement.

Under the Company Lock-up Agreement, the Lock-Up period means the period commencing on the Closing Date and ending on the earlier of (x) the date that is 180 calendar days after the consummation of the Business Combination, (y) the date on which the volume weighted average price of shares of common stock equals or exceeds $13.00 per share for twenty (20) of any thirty (30) consecutive trading days commencing after the Closing on Nasdaq, and (z) the date specified in a written waiver duly executed by the Sponsors and CleanTech; provided that the restrictions set forth in the Company Lock-up Agreement do not apply to (1) transfers or distributions to such stockholders current or former general or limited partners, managers or members, stockholders, other equityholders or other direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act of 1933, as amended) or to the estates of any of the foregoing; (2) transfers by bona fide gift to a member of the stockholder’s immediate family or to a trust, the beneficiary of which is the stockholder or a member of the stockholder’s immediate family for estate planning purposes; (3) by virtue of the laws of descent and distribution upon death of the stockholder; (4) pursuant to a qualified domestic relations order, in each case where such transferee agrees to be bound by the terms of this Agreement; (5) transfers or distributions of, or other transactions involving, securities other than the Lock-up Shares (including, without limitation, securities acquired in the PIPE or in open market transactions); or (6) in the case of Angela Berka (or Reginald Berka with respect to any community, marital or similar interest he may have in the following shares), the transfer of up to 1,000,000 shares of Lock-up Shares in a privately negotiated sale to another company stockholder, who shall enter into a Lock-Up Agreement (or amend an existing Lock-Up Agreement) containing the same terms and conditions as this Agreement with respect to such shares, or the entry into any agreement with respect to such a sale entered into before, at or after the Effective Time.

Director Nomination Agreement. In connection with the Closing, CleanTech, the Sponsors and Nauticus entered into a Director Nomination Agreement pursuant to which CleanTech agreed to nominate an individual designated by the Sponsors to the Board of Directors of the combined company, effective as of immediately prior to the Closing.

Director Designation Agreement. In connection with the execution of the Merger Agreement, CleanTech, Nauticus and certain Nauticus stockholders entered into a director designation agreement with Transocean, Inc. (“Transocean”) to take all necessary action to cause a member designated by Transocean to remain on, or otherwise be appointed to, the Board, from and after the effective time of the Merger, as a Class III member of the Board, for an initial term expiring at the third annual meeting following the date of the Second Amended and Restated Certificate of Incorporation to be adopted in connection with the Merger.

Indemnification Agreements. In connection with the Closing, CleanTech has agreed to enter into customary indemnification agreements, in form and substance reasonably acceptable to CleanTech and Nauticus, with the individuals who will be nominated and, subject to stockholder approval, elected to CleanTech’s board of directors effective as of the Closing.

Business Strategy

If the Business Combination with Nauticus does not close, our business strategy is to identify and acquire a rapidly growing operating company on the cutting edge of the CleanTech or ClimateTech sectors. Our management team, along with our board of directors and advisers will bring unique, attractive opportunities for us to analyze and ultimately acquire. Once selected, we will leverage our team’s vast experience to help said company grow and achieve additional unrealized value for stockholders. The climate problem requires mobilization of both private and public sectors, and our team’s varied experience in the public, governmental, private, and corporate sectors gives us an ideal combination and balance of perspectives, resources, and expertise.

Acquisition Criteria

If the Business Combination with Nauticus does not close, we have identified the following general criteria and guidelines that we believe are critical to evaluating prospective companies within our targeted sub-sector:

●	Disruptive mission driven technology companies in the CleanTech and ClimateTech sectors positioned to capitalize on changing macroeconomic forces.

●	Strong business case for high growth and high impact;

●	Sustainable competitive advantages including a strong intellectual property portfolio.

●	Opportunities for growth, organically or through follow-on acquisitions;

●	Positioned to benefit from our team’s deep network and subject matter expertise;

●	Best in class management team with a unique vision;

●	A robust existing investor base who are aligned with management on the long-term goals and vision of the company

●	Ability to benefit from access to the public markets.

Notwithstanding the foregoing, these criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may or may not be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, benchmarks and guidelines that our management may deem relevant.

Our Acquisition Process

If the Business Combination with Nauticus does not close, our team’s network will give us exclusive access to a strong pipeline of opportunities in the cleantech sector.

Our acquisition process will involve an extensive due diligence, valuation and analysis which will consist of multiple discussions with current management, financial projection reviews, review of the prospective targets’ intellectual property portfolio among other items. The process will consist of financial and operational due diligence, on site walkthroughs and a full legal diligence. We will retain third-party advisors as necessary to advise us during the due diligence process as well.

Our evaluation will focus on finding mission driven CleanTech and ClimateTech companies with strong market positions poised to capitalize on changing macroeconomic forces. We will look for a business with a strong intellectual property portfolio or a significant competitive advantage in its sector either through brand recognition or a meaningful first mover advantage.

The final step of our acquisition process will be approval by our board of directors. Our board of directors, a majority of whom are independent directors and each of whom has considerable experience and expertise in the sector, will review the proposed combination and reach a decision on its merits consistent with their fiduciary responsibilities to the stockholders.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, co-sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, co-sponsor or any of our officers or directors, we, or a committee of our independent directors, if required by applicable law or based upon the decision of our board of directors or a committee thereof, will obtain an opinion that our initial business combination is fair to us from a financial point of view from either an independent investment banking firm or an independent accounting firm.

Our co-sponsors, directors and members of our management team may directly or indirectly own our founder shares, common stock and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she then has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our business combination.

In addition, our co-sponsors, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our co-sponsors, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our co-sponsors and board of directors will make the determination as to the fair market value of our initial business combination. If our co-sponsor or board of directors is not able to independently determine the fair market value of our initial business combination, we may obtain an opinion from an independent investment banking or accounting firm as to the fair market value of the target business. Each business combination will be approved by our co-sponsors and a majority of our independent directors.

If the Business Combination with Nauticus does not close, we anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete our initial business combination only if the post-transaction company in which our public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction.

If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test, provided that in the event that the business combination involves more than one target business, the 80% test will be based on the aggregate value of all of the target businesses.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

If the Business Combination with Nauticus does not close, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee may be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our co-sponsors, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act, or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Because we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or to ascertain that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account.

In order for a public stockholder to have his, her or its shares redeemed for cash in connection with any proposed business combination, we may require that the public stockholders vote either in favor of or against a proposed business combination. If required to vote pursuant to the procedures specified in our proxy statement to stockholders relating to the business combination, and a public stockholder fails to vote in favor of or against the proposed business combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his, her or its shares of common stock redeemed to cash in connection with such business combination.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we are not subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us), and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 12 months (or up to 18 months, as applicable) from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only (i) 937,501 of our public shares (or approximately 6.25% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting, that the over-allotment option is not exercised and that the initial stockholders do not purchase any units in the IPO or units or shares in the after-market), or (ii) 5,625,001 of our public shares (or approximately 37.5% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that all outstanding shares were present at the meeting, that the over-allotment option is not exercised and that the initial stockholders do not purchase any units in the IPO or units or shares in the after-market).

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

In connection with any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. A public stockholder may be required to vote for or against a proposed business combination in order to have his, her or its shares of common stock redeemed for cash. If required to do so, and the stockholder fails to vote for or against a proposed business combination, that stockholder would not be able to have his, her or its shares of common stock redeemed. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his, her or its shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell its public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his, her or its shares if the holder wishes to seek to exercise his conversion rights. Under Delaware law, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to. The conversion rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45, and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert or tender such shares, once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered its certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 12 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, our initial stockholders or their affiliates may, but are not obligated to, extend the period of time to consummate an initial business combination 2 times by an additional three months each time (for a total of up to 18 months to complete an initial business combination) without the need for a separate stockholder vote. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, the only way to extend the time available for us to consummate our initial business combination without the need for a separate stockholder vote is for our initial stockholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the trust account $1,725,000 ($0.10 per public share, or an aggregate of $3,450,000 if extended for each of the full three months), on or prior to the date of the applicable deadline. Pursuant to our amended and restated certificate of incorporation and the trust agreement, if such funds are not deposited, the time to complete an initial business combination cannot be extended unless our stockholders otherwise approve an extension on different terms. In the event that they elected to extend the time to complete our initial business combination and deposited the applicable amount of money into trust, the initial stockholders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such note would be paid upon consummation of our initial business combination. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our business combination within the time period.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 15th month (or up to the 18th month, as applicable) from the closing of the IPO and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in the IPO will execute such a waiver agreement.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party refuses to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refuses to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver, or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if third parties execute such agreements with us, they will not seek recourse against the trust account. Certain of our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.10 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated such insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, these insiders may not be able to satisfy their indemnification obligations, as we have not required them to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, these insiders will not be liable to our public stockholders, and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than the estimated $10.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, subject to our obligations under Delaware law to provide for claims of creditors.

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date, and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000), and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.10.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Our certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months (or up to 18 months, as applicable) of the closing of the IPO, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Competition

If the Business Combination with Nauticus does not close, in identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We pay Chardan Capital Markets, LLC, an affiliate of CleanTech Investments, a fee of $10,000 per month for use of office space and certain office and secretarial services. The office space is located at 207 West 25th Street, 9th Floor, New York, NY 10001.

Employees

We currently have 4 executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 207 West 25th Street, 9th Floor, New York, NY 10001 or by telephone at (212) 494-9005.

ITEM 1A. RISK FACTORS

As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in our registration statement on Form S-4 filed with the SEC on January 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these risk factors, the Company has identified the following additional risk factors:

In connection with the recent restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 29, 2022, after consultation with our independent registered public accounting firm, our management team and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of July 19, 2021 (the “Audited Balance Sheet”) included as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2021 and our unaudited and interim financial statements as of and for the three months ended September 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2021 (the “Q3 Form 10-Q”). Accordingly, on March 29, 2022, we filed Amendment No. 1 to the Q3 Form 10-Q and a restated Audited Balance Sheet, which is included as Exhibit 99.4 to this Annual Report on Form 10-K. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the Company had $518,905 in cash held outside of the Trust Account and a working capital surplus of $259,136. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices 207 West 25th Street, 9th Floor, New York, NY 10001. Chardan Capital Markets, LLC is making this space available to us as part of a monthly administrative fee of $10,000. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market under the symbol “CLAQU” on July 15, 2021. Our shares of common stock, warrants and rights commenced separate trading on Nasdaq on August 4, 2021, under the symbols “CLAQ,” “CLAQW” and “CLAQR,” respectively.

Holders of Record

At December 31, 2021, there were 20,239,250 of our shares of common stock issued and outstanding held by 10 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company incorporated on June 18, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Amendment as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Business Combination Agreement

On December 16, 2021, the Company entered into an Agreement and Plan of Merger, as amended on January 30, 2022 through Amendment No. 1 with Merger Sub, and Nauticus. Pursuant to the terms of the Merger Agreement, a business combination between CleanTech and Nauticus will be effected through the merger of Merger Sub with and into Nauticus, with Nauticus surviving the merger as a wholly owned subsidiary of CleanTech. The Board has unanimously (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the stockholders of CleanTech.

Preferred Stock. Immediately prior to the Effective Time, each share of Nauticus Preferred Stock that is issued and outstanding immediately prior to such time shall automatically convert into shares of Nauticus Common Stock, in accordance with its Certificate of Incorporation. An aggregate of 15,062,524 shares of CLAQ Common Stock will be issued to the holders of Nauticus Preferred Stock.

Convertible Notes. Immediately prior to the Effective Time, each of (i) that certain Unsecured Convertible Promissory Note, dated June 19, 2021, by and between Goradia Capital, LLC and Nauticus, as amended on December 16, 2021, (ii) that certain Unsecured Convertible Promissory Note, August 3, 2021, by and between Material Impact Fund II, L.P. and Nauticus, as amended on December 16, 2021, (iii) that certain Unsecured Convertible Promissory Note, dated October 22, 2021, by and between In-Q-Tel, Inc. and Nauticus, as amended on December 16, 2021, (iv) that certain Unsecured Convertible Promissory Note, dated July 28, 2020, by and between Schlumberger Technology Corporation and Nauticus, as amended on December 16, 2021, and (v) that certain Unsecured Convertible Promissory Note, dated December 7, 2020, by and between Transocean Inc. and Nauticus, as amended on December 16, 2021 shall automatically convert into shares of Nauticus Common Stock in accordance with the terms of each such Nauticus Convertible Note. An aggregate of 5,299,543 shares of CLAQ Common Stock will be issued to the holders of Nauticus Convertible Notes.

Common Stock. At the Effective Time, following the Nauticus Preferred Stock Conversion and Nauticus Convertible Notes Conversion, each share of Nauticus Common Stock (including shares of Nauticus Common Stock outstanding as a result of the Nauticus Preferred Stock Conversion and Nauticus Convertible Notes Conversion, but excluding shares of the holders of which perfect rights of appraisal under Delaware law) will be converted into the right to receive the applicable Per Share Merger Consideration (as defined below) and the Earnout Shares (as defined below). An aggregate of 9,669,216 shares of CLAQ Common Stock will be issued to the holders of Nauticus Common Stock.

Stock Options. At the Effective Time, each outstanding Nauticus Option, whether or not then vested and exercisable, will be assumed by CLAQ and converted automatically (and without any required action on the part of such holder of outstanding option) into an option to purchase shares of the CLAQ’s Common Stock equal to the number of shares determined by multiplying the number of shares of the Nauticus Common Stock subject to such Nauticus Option immediately prior to the Effective Time by the Exchange Ratio (as defined below), which product shall be rounded down to the nearest whole number of shares, at a per share exercise price determined by dividing the per share exercise price of such Nauticus Option immediately prior to the Effective Time by the Exchange Ratio. Options to purchase an aggregate of 4,055,704 shares of CLAQ Common Stock will be issued to the holders of Nauticus Options.

Earnout Shares. Following the closing of the merger, former holders of shares of Nauticus Common Stock (including shares received as a result of the Nauticus Preferred Stock conversion and the Nauticus Convertible Notes conversion) shall be entitled to receive their pro rata share of up to 7,500,000 Earnout Shares if, within a 5-year period following the signing date of the Merger Agreement, the closing share price of the CleanTech Common Stock equals or exceeds any of three thresholds over any 20 trading days within a 30-day trading period.

It is anticipated that upon completion of the Business Combination, CLAQ’s public stockholders (other than the PIPE Investment investors) would retain an ownership interest of approximately 28.5% in the Combined Company, the PIPE Investment investors will own approximately 5.6% of the Combined Company (such that the public stockholders, including the PIPE Investment investors, would own approximately 34.1% of the Combined Company), the Co-Sponsors, officers, directors and other holders of founder shares will retain an ownership interest of approximately 6.8% of the Combined Company and the Nauticus stockholders will own approximately 59.1% (including the 7,500,000 Earnout Shares) of the Combined Company. The ownership percentage with respect to the Combined Company does not take into account (i) the redemption of any shares by the CLAQ’s public stockholders or (ii) the issuance of any additional shares upon the closing of the Business Combination under the 2015 Equity Incentive Plan. If the actual facts are different from these assumptions (which they are likely to be), the percentage ownership retained by the CLAQ stockholders will be different.

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, good standing and qualification, (b) capital structure, (c) authorization to enter into the Merger Agreement, (d) compliance with laws and permits, (e) taxes, (f) consolidated financial statements and internal controls, (g) real and personal property, (h) material contracts, (i) environmental matters, (j) absence of changes, (k) employee matters, (l) litigation, and (m) brokers and finders.

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, covenants providing for CleanTech and Nauticus to use reasonable best efforts to cooperate in the preparation of the Registration Statement and Proxy Statement (as each such term is defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of their respective stockholders including, in the case of CleanTech, approvals of the restated certificate of incorporation, the share issuance under Nasdaq rules and the omnibus incentive plan. CleanTech has also agreed to include in the Proxy Statement the recommendation of its board that stockholders approve all of the proposals to be presented at the special meeting.

CleanTech has agreed to approve and adopt a 2022 omnibus incentive plan (the “Incentive Plan”) to be effective as of the Closing and in a form mutually acceptable to CleanTech and Nauticus. The Incentive Plan shall provide for an initial aggregate share reserve equal to 5% of the number of shares of CleanTech Common Stock on a fully diluted basis at the Closing. Subject to approval of the Incentive Plan by the CleanTech’s stockholders, CleanTech has agreed to file a Form S-8 Registration Statement with the SEC following the Effective Time with respect to the shares of CleanTech Common Stock issuable under the Incentive Plan.

Each of CleanTech and Nauticus has agreed that from the date of the Merger Agreement to the Effective Time or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate any negotiations with any party, or provide non-public information or data concerning it or its subsidiaries to any party relating to an Acquisition Proposal or Alternative Transaction (as such terms are defined in the Merger Agreement) or enter into any agreement relating to such a proposal. Each of CleanTech and Nauticus has also agreed to use its reasonable best efforts to prevent any of its representatives from doing the same.

The consummation of the Merger is conditioned upon, among other things, (i) receipt of the CleanTech stockholder approval and Nauticus stockholder approval, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions, (iv) the effectiveness of the Registration Statement under the Securities Act, (v) CleanTech having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), (vi) solely with respect to CleanTech, (A) the representations and warranties of Nauticus being true and correct to applicable standards applicable and each of the covenants of Nauticus having been performed or complied with in all material respects and (B) the approval of the conversion of the convertible notes and (vii) solely with respect to Nauticus, (A) the representations and warranties of CleanTech being true and correct to applicable standards applicable and each of the covenants of CleanTech having been performed or complied with in all material respects (B) the receipt of the approval for listing by Nasdaq of the shares of CleanTech Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement, (C) the effective resignations of certain directors and executive officers of CleanTech, (D) the amount of Minimum Cash Condition (as defined in the Merger Agreement) being equal to or exceeding $50,000,000.

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Support Agreements

In connection with the execution of the Merger Agreement, the co-sponsors entered into the Sponsor Support Agreement with Nauticus pursuant to which the Sponsors have agreed to vote all shares of CleanTech Common Stock beneficially owned by them in favor of the Merger.

In addition, in connection with the execution of the Merger Agreement, certain stockholders of Nauticus owning approximately 88.8% of the voting power of Nauticus entered into the Nauticus Support Agreement with CleanTech and Nauticus pursuant to which the stockholders agreed to vote all shares of Nauticus beneficially owned by them in favor of the Merger.

Subscription Agreements

In connection with the execution of the Merger Agreement, CleanTech entered into Subscription Agreements with certain Subscribers pursuant to which the Subscribers have agreed to purchase, and CleanTech has agreed to sell to the Subscribers, an aggregate of 3,530,000 shares of CleanTech Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $35.3 million. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Securities Purchase Agreement

In connection with the execution of the Merger Agreement, CleanTech and Nauticus entered into Securities Purchase Agreement with certain investors purchasing up to an aggregate of $40,000,000 in Debentures and Warrants equal to 100% of the aggregate issued amount of the Debentures divided by the then conversion price, with an exercise price equal to $20 per share of Common Stock, subject to adjustment. The obligations to consummate the transactions contemplated by the Securities Purchase Agreement are conditioned upon, among other things, customary closing conditions and all conditions precedent to the Merger set forth in the Merger Agreement shall have been satisfied or waived.

Amended and Restated Registration Rights Agreement

In connection with the Closing, Nauticus, CleanTech and certain stockholders of each of Nauticus and CleanTech who will receive shares of CleanTech Common Stock pursuant to the Merger Agreement, will enter into a Registration Rights Agreement mutually agreeable to CleanTech and Nauticus, which will become effective upon the consummation of the Merger.

Lock-up Agreement and Arrangements

In connection with the Closing, the Sponsors and certain Nauticus stockholders will enter into a Sponsor Lock-Up Agreement and a Company Stockholder Lock-up Agreement with Nauticus and CleanTech, pursuant to which each will agree, subject to certain customary exceptions, not to:

(i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lock-Up Shares, or enter into a transaction that would have the same effect;

(ii) enter into transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of any of such shares, whether any of these transactions are to be settled by delivery of such shares, in cash or otherwise; or

(iii) publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any “Short Sales” (as defined in the Sponsor Lock-Up Agreement and Company Stockholder Lock-up Agreement) with respect to any security of CleanTech;

during a “Lock-Up Period” under their respective agreements.

Under the Sponsor Lock-up Agreement, the Lock-Up period means the period commencing on the Closing Date and ending on the earlier of (x) the one year anniversary of the Closing Date; (y) the date on which the volume weighted average price of shares of common stock equals or exceeds $13.00 per share for twenty (20) of any thirty (30) consecutive trading days commencing after the Closing on Nasdaq, and (z) the date specified in a written waiver duly executed by Nauticus; provided that the restrictions set forth in the Sponsor Lock-up Agreement do not apply to (1) transfers or distributions to such stockholder’s current or former general or limited partners, managers or members, stockholders, other equity holders or direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act of 1933, as amended) or to the estates of any of the foregoing; (2) transfers by bona fide gift to a member of the stockholder’s immediate family or to a trust, the beneficiary of which is the stockholder or a member of the stockholder’s immediate family for estate planning purposes; (3) by virtue of the laws of descent and distribution upon death of the stockholder; or (4) pursuant to a qualified domestic relations order, in each case where such transferee agrees to be bound by the terms of the Sponsor Lock-up Agreement.

Under the Company Lock-up Agreement, the Lock-Up period means the period commencing on the Closing Date and ending on the earlier of (x) the date that is 180 calendar days after the consummation of the Business Combination, (y) the date on which the volume weighted average price of shares of common stock equals or exceeds $13.00 per share for twenty (20) of any thirty (30) consecutive trading days commencing after the Closing on Nasdaq, and (z) the date specified in a written waiver duly executed by the Sponsors and CleanTech; provided that the restrictions set forth in the Company Lock-up Agreement do not apply to (1) transfers or distributions to such stockholders current or former general or limited partners, managers or members, stockholders, other equityholders or other direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act of 1933, as amended) or to the estates of any of the foregoing; (2) transfers by bona fide gift to a member of the stockholder’s immediate family or to a trust, the beneficiary of which is the stockholder or a member of the stockholder’s immediate family for estate planning purposes; (3) by virtue of the laws of descent and distribution upon death of the stockholder; (4) pursuant to a qualified domestic relations order, in each case where such transferee agrees to be bound by the terms of this Agreement; (5) transfers or distributions of, or other transactions involving, securities other than the Lock-up Shares (including, without limitation, securities acquired in the PIPE or in open market transactions); or (6) in the case of Angela Berka (or Reginald Berka with respect to any community, marital or similar interest he may have in the following shares), the transfer of up to 1,000,000 shares of Lock-up Shares in a privately negotiated sale to another company stockholder, who shall enter into a Lock-Up Agreement (or amend an existing Lock-Up Agreement) containing the same terms and conditions as this Agreement with respect to such shares, or the entry into any agreement with respect to such a sale entered into before, at or after the Effective Time.

Director Nomination Agreement

In connection with the Closing, CleanTech, the Sponsors and Nauticus will enter into the Director Nomination Agreement pursuant to which CleanTech will agree to nominate an individual designated by the Sponsors to the Board of Directors of the combined company, effective as of immediately prior to the Closing.

Director Designation Agreement

In connection with the execution of the Merger Agreement, CleanTech, Nauticus and certain Nauticus stockholders entered into a director designation agreement with Transocean to take all necessary action to cause a member designated by Transocean Designee to remain on, or otherwise be appointed to, the Board, from and after the effective time of the Merger, as a Class III member of the Board, for an initial term expiring at the third annual meeting following the date of the Second Amended and Restated Certificate of Incorporation to be adopted in connection with the Merger.

Indemnification Agreements

In connection with the Closing, CleanTech has agreed to enter into customary indemnification agreements, in form and substance reasonably acceptable to CleanTech and Nauticus, with the individuals who will be nominated and, subject to stockholder approval, elected to CleanTech’s board of directors effective as of the Closing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2021, we had net loss of $595,442, which resulted from the warrant issuance costs of $155,037 associated with the Initial Public Offering, operating and formation costs of $1,201,383, the change in fair value of the over-allotment option liability of $225,000, and franchise tax expense of $97,200, which was partially offset by the change in fair value of warrant liabilities of $1,077,750, and a net gain on investments held in Trust Account in the amount of $5,428.

For the period from June 18, 2020 (inception) through December 31, 2020, we had a net loss of $1,000, which resulted entirely from formation costs.

Liquidity and Capital Resources

As of December 31, 2021 and December 31, 2020, the Company had $518,905 and $25,000 in cash held outside of the Trust Account, respectively, and a working capital surplus of $259,136 and $24,000, respectively.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and a loan of up to $250,000 under an unsecured and non-interest bearing promissory note. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the private placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

For the year ended December 31, 2021, net cash used in operating activities was $1,039,814, which was due to the change in fair value of warrants of $1,077,750, and net gain on investments in the Trust Account of $5,428 and our net loss of $370,442, partially offset by changes in operating assets and liabilities of $595,442, the change in fair value of the over-allotment option liability of $225,000, and transaction costs of $155,037.

For the year ended December 31, 2021, net cash used in investing activities was $174,225,000, which was due to the amount of net proceeds from the initial public offering and private placement being deposited to the Trust Account.

For the year ended December 31, 2021, net cash provided by financing activities was $175,758,719, which was comprised of $169,050,000 in proceeds from the issuance of units in the initial public offering net of underwriter’s discount paid, $7,175,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, $16,667 in proceeds from the sale of Founder Shares, and proceeds from issuance of Sponsor Note of $188,302, offset in part by payment of $466,281 for offering costs associated with the initial public offering, $16,667 for the payment to a related party for the cancellation of Founder Shares, and repayment of the outstanding balance on the promissory note to our Sponsor of $188,302.

For the period from June 18, 2020 (inception) through December 31, 2020, net cash provided by operating activities was $0, which was due an increase in accrued expenses of $1,000, and was offset by a net loss of $1,000.

For the period from June 18, 2020 (inception) through December 31, 2020, net cash provided by financing activities was $25,000, which consisted of $25,000 from the sale of Founder Shares to the Sponsor.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021 and December 31, 2020.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. For the initial valuation, the Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and the publicly-traded value for the subsequent valuation of the Public Warrants. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1, as such, an observable market quote in an active market under the ticker CLAQW was used.

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as shareholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 17,250,000 Common Stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Within this Annual Report on Form 10-K, we are reporting the restatement of our balance sheet as of July 19, 2021 to correct our accounting for redeemable common shares, to record the over-allotment liability, the accounting allocation of the proceeds from the Initial Public Offering to the Rights, and the valuation of the warrant liabilities.

In light of the errors described above, we determined that the errors represented a material weakness in our internal control over financial reported relating to our accounting for complex financial instruments.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its July 19, 2021 balance sheet and September 30, 2021 financial statements to reclassify the Company’s redeemable common stock, to record the over-allotment liability change, to reallocate the proceeds from the Initial Public Offering, and the change in valuation of the warrant liabilities, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited balance sheet as of July 19, 2021 and unaudited financial statements as of and for the period ended September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances described above had not yet been identified. Management has identified a material weakness in internal controls related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers:

Name	Position
Eli Spiro	Chief Executive Officer and Director
Richard Fitzgerald	Chief Financial Officer
Louis Buffalino	Chief Operating Officer and Director
Ankur Dhanuka	Chief Technology Officer
Jon Najarian	Chairman of the Board of Directors
Governor Bill Richardson	Vice Chairman of the Board of Directors
Brendan Riley	Director
Britt E. Ide	Director
Jonas Grossman	Director
Douglas Cole	Director

Below is a summary of the business experience of each of our executive officers and directors

Eli Spiro, 50, is our Chief Executive Officer and a member of our Board of Directors and has over 23 years of capital markets experience. Since 2010, Mr. Spiro has served as the Chief Executive Officer of Axxcess Capital Partners, a boutique investment banking firm he co-founded.. At Axxcess, Mr. Spiro has closed over $1.5 billion of transactions since inception. He was involved in a number of transactions in the clean energy space including his role as President of Axxcess Energy Group, investing in a business applying proprietary technology to reduce energy expenses. Mr. Spiro was also involved in the development of an organic, hydroponic greenhouse business producing leafy greens. He worked with clients on several multi-stage waste-to-energy projects that focus on transforming waste to energy to end products and services, as well as carbon credit mitigation and monetization. Notable public transactions that Mr. Spiro led include Facebank -buyside advisor in conjunction with acquisition of FUBOTV (NYSE:FUBO) and Service Finance — sellside advisor in connection with its sale to Element Capital (TSX:ECN). Prior to Axxcess, Mr. Spiro was an investment banker at Goldman Sachs where he was a Vice President in the Financial Institutions Group advising multiple clients on sellside and buyside M&A transactions. Prior to Goldman Sachs, Mr. Spiro was Managing Director & National Sales Manager at GE Commercial Finance. He was responsible for over $4.2 billion of high-profile acquisitions across a number of GE Capital business units. From January 2020 through October 2020, Mr. Spiro served on the Board of Directors of JourneyPure, LLC, a healthcare provider focused on addiction treatment. Mr. Spiro received his B.AS. in Business Administration from York University in Toronto and received his joint LLB/MBA from Osgoode Hall Law School and the Schulich School of Business in Toronto.

Richard Fitzgerald, 58, is our Chief Financial Officer and has over 35 years of progressive finance, capital markets, and operations leadership experience supporting both public and private companies, predominately within the life sciences industry. Mr. Fitzgerald has a proven track record of delivering positive results and driving shareholder value through execution of IPO’s, secondary securities’ offerings, private venture financings and strategic M&A and partnering transactions. Since November 2021, Mr. Fitzgerald has served as the Chief Financial Officer at 22nd Century Group, Inc. (Nasdaq: XXII), a leading agricultural biotechnology company focused on tobacco harm reduction, reduced nicotine tobacco, and improving health and wellness through modern plant science. Mr. Fitzgerald previously provided financial and capital markets consulting services to several private life science companies from March 2021 through October 2021. In March 2020, Mr. Fitzgerald co-founded and served as the Chief Financial Officer of SIRPant Immunotherapeutics, a private immuno oncology company, through February 2021. From September 2020 through November 2020, Mr. Fitzgerald served as Chief Financial Officer for Immunome, Inc. (Nasdaq: IMNM), a novel immunology focused therapeutics company that completed its IPO and Nasdaq listing in October 2020. From October 2017 through August 2019 Mr. Fitzgerald served as the Interim Chief Financial Officer and then Chief Financial Officer of Sesen Bio (Nasdaq: SESN), a late-stage clinical company advancing fusion protein therapies. He also served as a Consulting Chief Financial Officer for Annovis, Inc. (NYSE:ANVS) from June 2017 through December 2017. From October 2015 through March 2017, Mr. Fitzgerald served as the Chief Financial Officer of PAVmed Inc. (Nasdaq: PAVM), where he successfully completed the company’s IPO and Nasdaq listing, in 2016. Prior to 2015, Mr. Fitzgerald held Chief Financial Officer and senior financial positions at TechPrecision Inc. (OTCBB: TPCS), Nucleonics Inc. (sold to Alnylam Pharmaceuticals Inc. (Nasdaq: ALNY)), and Exelon Corporation (NYSE: EXC). Mr. Fitzgerald received his B.S. in Business Administration and Accounting from Bucknell University. He previously served as Co-Chair of the Biotechnology Innovation Organization’s CFO/Tax Committee, which lobbied for capital markets and tax reforms in support of the life science industry. Mr. Fitzgerald is a member of the American and Pennsylvania Institutes of Public Accounting and a current Board member of the Bucknell University Alumni Association Board of Directors and serves on the Finance Committee of FORCE BLUE TEAM.ORG.

Louis Buffalino, 66, is our Chief Operating Officer and a member of our Board of Directors and has over 30 years of experience in real estate services, project and development services, facility services and capital markets. Since December 2019, Mr. Buffalino has been an Independent Board Member for Blink Charging Company (NASDAQ: BLNK), an owner, operator and provider of electric vehicle charging equipment and networked electric vehicle charging services. The business is designed to accelerate the adoption of public electric vehicle charging. Since 2015, Mr. Buffalino has served as a Senior Vice President at Cushman & Wakefield’s (NYSE: CWK) New York office where he is instrumental in cultivating new relationships in domestic and international markets. Before Cushman & Wakefield, Mr. Buffalino served as a Senior Vice President and First Vice President for JLL (NYSE: JLL) and CBRE (NYSE: CBRE) respectively. Mr. Buffalino graduated from Providence College with a B.A. in Political Science.

Ankur Dhanuka, 34, has been our Chief Technology Officer, since January 2021and has almost a decade of experience in the Energy sector, specifically clean energy technologies (nuclear, solar, wind, storage, bio-mass, waste-to-energy, and electric vehicles). Since July 2021, Mr. Dhanuka has served as a consultant to The World Bank. Mr. Dhanuka is a clean energy technology and policy expert who previously workedas a research assistant at Harvard University’s Belfer Center from July 2020 through June 2021. His work at the Belfer Center was to identify clean energy technologies that will facilitate deep-decarbonization in the US by 2050. From December 2018 through April 2020, Mr. Dhanuka served as a Harvard Graduate Fellow with the Ministry of Forests, Environment and Climate Change, a ministry of the Indian Government. He previously leda feasibility assessment of Electric Vehicles, renewables, storage, and carbon-capture technologies to achieve 5GT+ CO2e emissions reduction. From 2010 through August 2018,, Mr. Dhanuka served as a Manager for Indian Oil Corporation Limited, India, where he led several clean energy initiatives such as solar, wind, nuclear and energy storage. He recently graduated with a Master’s degree in Public Policy with a concentration in Business and Government from Harvard University’s John F. Kennedy School of Government. During his time at the Kennedy School, Mr. Dhanuka served as a Summer Associate for Walmart in their Renewable Energy Origination: Technology and Policy Innovation program in addition to advising the Government of Jharkhand, India on climate change policy and advising the London’s Transport Department for transition to clean mobility by 2040. Mr. Dhanuka earned his Bachelor of Engineering (B.E.) in Electrical and Electronics Engineering from the Birla Institute of Technology, Mesra.

Jon Najarian, 62, is the Chairman of our Board of Directors, and has 38 years of experience in the securities and futures markets. Mr. Najarian is the Co-Founder of Market Rebellion (previously Investitute and OptionMonster). He has served on the leadership team at Market Rebellion, since its founding in 2016. Additionally he has held an active role as a paid contributor to and broadcaster with CNBC Business Television, since 2016. Previously, Mr. Najarian co-founded TradeMonster, a securities and futures brokerage as well as education and subscription businesses. He went on to sell the brokerage portion of TradeMonster to E*TRADE Financial Corp. (NASDAQ: ETFC), in 2016. Prior to TradeMonster, Mr. Najarian owned Mercury Trading, a market-making firm at the Chicago Board Options Exchange (CBOE), which he eventually sold to Citadel, one of the world’s largest hedge funds. During that time Mr. Najarian developed the Heat Seeker algorithm, a framework used to identify unusual activity in stock, options and futures markets. Mr. Najarian previously worked as a trader and Partner for Letco, where he ran spreading operations and Chicago Bears.

Governor Bill Richardson, 73, has been the Vice Chairman of our Board of Directors since February 2021. After his second term of governorship ended in 2011, Governor Richardson joined the boards of Global Political Strategies (an APCO Worldwide company), the World Resources Institute, the National Council for Science and the Environment, and was on the international advisory board for Abengoa. Since exiting his last elected office in 2011, Governor Richardson has focused principally on private consulting and serving on boards of directors. He currently is an independent director at Técnicas Reunidas where he has served on the board of directors, since 2011. In April 2021, Governor Richardson was appointed to the Board of Directors, as Board Chair, of D-Wave Government, Inc., a subsidiary of D-Wave Systems, Inc., a developer and provider of quantum computing systems and services. Governor Richardson served as a Senior Fellow at Yale’s Jackson Institute for Global Affairs during the Fall 2018 through Spring 2019 semesters. In 2012, he joined the advisory boards of Grow Energy and Refugees International in addition to becoming Chairman of the Board of Directors of Car Charging Group, the largest independent owner and operator of public electric vehicle charging stations in the United States. Governor Bill Richardson served as governor of New Mexico from January 2003 to January 2011. He held the position of Secretary of the United States Department of Energy from August 1998 to January 2001. In February 1997, Governor Richardson became the United States Ambassador to the United Nations, serving until moving onto the Department of Energy in August 1998. He was a member of the U.S. House of Representatives from New Mexico’s 3rd district from January 1983 to February 1997. Governor Richardson graduated from Tufts University in 1970 and the Fletcher School of Law & Diplomacy in 1971. Governor Richardson is qualified to serve as Vice Chairman of the Board of Directors based on his political experience within the clean energy sector.

Brendan Riley, 52, is a member of our Board of Directors and our Senior Electric Vehicle Advisor. Mr. Riley has over 25 years of experience in Business Development, Sales Strategy and Operations. Since 2016, Mr. Riley has served asthe President, and also a board member, of GreenPower Motor Company (NASDAQ: GP), a company that designs, builds and sells medium and heavy duty electric vehicles such as buses and trucks. Previously, Mr. Riley was the North American Vice President of BYD Motors (Build Your Dreams), where he ran multiple electric vehicle business units including the material handling, truck and the bus groups. At BYD, Mr. Riley secured the largest privately funded electric bus contract in North America two years in a row. Mr. Riley started his career at PTB Sales, where he worked for 15 years and held the position of Vice President of Sales and Marketing.

Britt E. Ide, 50, is a member of our Board of Directors and has almost 30 years of experience as an engineer, lawyer and business leader working on all sides of energy issues. Since 2010, Ms. Ide has served as Chief Executive Officer of Ide Energy & Strategy, where she consults on energy, sustainability, and ESG. Since 2017, Ms. Ide has served on the Board of Directors and the Human Capital and Governance Committees of NorthWestern Energy (Nasdaq: NWE), a gas and electric utility. Ms. Ide was appointed to the Board of Directors of Atlis Motor Vehicles in April 2021. Additionally, Ms. Ide serves on the Advisory Board of 3Degrees, a Bay Area based BCorp that helps businesses (including Duke Energy, Lyft and Microsoft) meet their climate goals. She is also a Clean Energy Board Member for a US Department of Energy/MIT/Stanford collaboration. Ms. Ide was named to the Fulbright Roster of Specialists and was an invited speaker in Santiago, Chile on climate and corporate governance to the Columbia University Global Center, the Chilean Department of Energy and corporate directors. Her current nonprofit board service includes the Energy Policy Institute, a DOE National Laboratory collaboration with four universities. Ms. Britt holds a B.S. in Mechanical Engineering, an M.S. in Environmental Engineering, and a J.D.

Jonas Grossman, 46, is a member of our Board of Directors and serves as Managing Partner and President of Chardan, where he oversees the firm’s banking and capital markets activities. He has broad transactional experience having led or managed more than 500 transactions, since joining Chardan in 2003. Under Mr. Grossman’s leadership, Chardan has become one of the most notable underwriters, advisors, and sponsors of SPACs, having been in involved in 115 SPAC IPO transactions raising over $14.6 billion, serving as advisor to 29 SPAC transactions totaling over $11.4 billion in transaction value, and having sponsored / co-sponsored 14 SPAC transactions. Additionally, Mr. Grossman is Chief Executive Officer of Chardan’s 11th sponsored or co-sponsored SPAC, Chardan NexTech Acquisition 2 Corp, a disruptive technology and healthcare focused SPAC. Mr. Grossman has also served as Chief Executive Officer of Chardan NexTech 1, a publicly filed SPAC, since July 2020. He served as President and Chief Executive Officer of Chardan Healthcare Acquisition 2 Corp. until its merger in September 2021 with Renovacor, Inc. (NYSE: RCOR). He is currently a director of Renovacor. He also served as President and Chief Executive Officer of Chardan Healthcare Acquisition Corp. from March 2018 until its merger in October 2019 with BiomX Ltd. (NYSE: PHGE). Mr. Grossman is currently a director of BiomX. Mr. Grossman was a Founder and Director of LifeSci Acquisition Corp. from March 2020 until the close of its business combination with Vincera Pharma, Inc. (NASDAQ: VINC) in December 2020. He has served as a Director to Ventoux CCM Acquisition Corp. since December 2020. From 2001 until 2003, Mr. Grossman worked at Ramius Capital Group, LLC, a global multi-strategy hedge fund where he served as Vice President and Head Trader. Mr. Grossman holds a B.A. in Economics from Cornell University and an M.B.A. from NYU’s Stern School of Business. He has served on the board of directors for UNICEF since December 2016.

Douglas Cole, 66, is a member of our Board of Directors and our Senior Renewable Advisor. Mr. Cole was previously the CEO of American Battery Technology Company (OTCMKTS: ABML) from August 2017 through August 2021. As CEO, he worked with the team to create, plan, implement, and integrate the strategic direction of the company. He also served as Chairman of the Board, from 2017 through February 2022, to execute on initiatives, notably the lithium-ion battery recycling and extraction technologies, and environmentally sustainable primary resource production. He also currently serves on the Board of Directors of eWellness Healthcare Corporation (OTCMKTS: EWLL). Previously, Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. During the period between 1991 and 1996 he was the CEO of HealthSoft and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to GraphixZone. In 1995, Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year. In 1997 he became CEO of NetAmerica until merging in 1999. Since graduating from the university, he has been highly active with the University of California, Berkeley, mentoring early-stage technology companies. He obtained his BA in Social Sciences from UC Berkeley. Mr. Cole Doug has extensive experience in global M&A and global distributions. He obtained his BA in Social Sciences from UC Berkeley.

Advisors

The following persons have agreed to act as our advisors, but they have no fiduciary obligation to us and are not obligated to provide us with any advice or service

Allen “Al” R. Weiss, 67, is one of our Senior Advisors and has over four decades of experience in the entertainment industry. As a former consultant at Apollo Capital Management, a private equity firm, Mr. Weiss was involved in company analyses to support potential acquisitions and management. Mr. Weiss had a 39-year career at Disney, his last position being President of Worldwide Operations for Disney’s $10 Billion+/95,000 employee Walt Disney Parks and Resorts business. He was responsible for the company’s theme parks and resorts including the Walt Disney World Resort, Disneyland Resort, and Disneyland Resort Paris, Disney Cruise Line, Disney Vacation Club, “Adventures by Disney”, and the line-of-business responsibility for Hong Kong Disneyland Resort and Tokyo Disney Resort. During his tenure as President, Mr. Weiss directed the largest resort expansion in Walt Disney World history, resulting in double-digit percentage revenue growth, seven consecutive years of record revenues and higher profits. He began his career at Disney as a teenager in cash control. Mr. Weiss serves on the Alticor (Amway) Board of Directors and the Diamond Resorts International Board of Directors. He previously served on the Metro Orlando Economic Development Commission Governor’s Council, was a National Board Member of the Sanford-Burnham Medical Research Institute and was appointed by the U.S. Commerce Secretary as a founding member to the Corporation for Travel Promotion Board of Directors. Mr. Weiss earned a bachelor’s degree from the University of Central Florida and an MBA from Rollins College.

Dan W. Reicher, 64, is our Senior Climate Advisor, and has over 35 years of industry experience as an entrepreneur, policymaker, lawyer and educator focused on clean energy and climate change. Mr. Reicher has served three U.S. presidents, testified before the U.S. Congress more than 50 times, led the launch of Google’s groundbreaking climate and clean energy work, oversaw a $1.2 billion annual clean energy R&D budget as U.S. Assistant Secretary of Energy, and co-founded the nation’s first investment firm focused exclusively on renewable energy project finance. He is currently a Partner in the Climate Adaptive Infrastructure Fund, a sustainable energy/water/transportation infrastructure investment firm and also Senior Research Scholar at Stanford University’s Woods Institute for the Environment, a hub for interdisciplinary environmental and sustainability research. Mr. Reicher also serves as a Board Member of the Interstate Renewable Energy Council and American Rivers. Mr. Reicher holds a B.A. in biology from Dartmouth College and a J.D. from Stanford Law School and also studied at Harvard’s Kennedy School of Government and MIT.

CleanTech Sponsor has agreed with one of its members to re-nominate each of our current directors for any election of directors we hold prior to the closing of our initial business combination, and that it will vote in favor of the election of such persons.

Number and Terms of Office of Officers and Directors

Our board of directors has seven members, five of whom are deemed “independent” under SEC and Nasdaq rules. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officers may consist of chief executive officer, president, chief financial officer, executive vice president(s), vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of the IPO through the completion of our initial business combination with a target business, we will pay to Chardan Capital Markets, LLC, an affiliate of CleanTech Investments, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. No compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that five are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related party transactions must be approved by our audit committee and a majority of disinterested directors.

Audit Committee

Effective as of the date of the IPO, we established an audit committee of the board of directors, which will consist of Mr. Jonas Grossman, Mr. Brendan Riley and Ms. Britt Ide, each of whom is an independent director. Mr. Grossman serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited consolidated financial statements, and recommending to the board whether the audited consolidated financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our consolidated financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our consolidated financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental consolidated financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Grossman qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating and Corporate Governance Committee

Effective as of the date of the IPO, we established a nominating and corporate governance committee of the board of directors, which will consist of Mr. Douglas Cole and Mr. Jon Najarian, each of whom is an independent director under Nasdaq’s listing standards. Mr. Cole is the chairperson of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Effective as of the date of the IPO, we established a compensation committee of the board of directors consisting of Mr. Douglas Cole and Mr. Jon Najarian, each of whom is an independent director. Mr. Cole serves as chairman of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser, and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Code of Ethics

Effective upon consummation of the IPO, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs, and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private warrants. Furthermore, CleanTech Sponsor and CleanTech Investments have agreed that the private warrants will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

●	We have engaged Chardan Capital Markets, LLC as an advisor in connection with our initial business combination, pursuant to the business combination marketing agreement described under “Underwriting (Conflicts of Interest) — Business Combination Marketing Agreement.” We will pay Chardan Capital Markets, LLC a marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO including the proceeds from the full exercise of the over-allotment option, or $6,037,500. As a result, Chardan Capital Markets, LLC will not be entitled to such fee unless we consummate our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 12 months (or up to 18 months, as applicable) from the date of the IPO. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

Furthermore, Mr. Grossman is a director of each Ventoux CCM Acquisition Corp. and Chardan Healthcare Acquisition 2 Corp., and an officer of Chardan Healthcare Acquisition 2 Corp. Ventoux CCM Acquisition Corp. is a $172.5 million, 18-month hospitality focused special acquisition company that is seeking a target for a business combination. Chardan Healthcare Acquisition 2 Corp. is a $86.2 million, 24-month healthcare focused special purpose acquisition company that announced a business combination with Renovacor, Inc. in March 2021. These entities may have priority over us in connection with potential target business identified by each of them. These affiliations may limit the number of potential targets these individuals present to us for purposes of completing a business combination.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Eli Spiro	Axxcess Capital Partners	Investment Banking	Chief Executive Officer

Louis Buffalino	Blink Charging Company Cushman & Wakefield	EV charging equipment Commercial Real Estate	Chief Operating Officer Senior Vice President

Jon Najarian	Market Rebellion	Individual Investing	Co-founder

Brendan Riley	GreenPower Motor Company	EV design and manufacture	President and director

Britt E. Ide	Ide Energy & Strategy	Energy, sustainability, and ESG consulting	Chief Executive Officer

	NorthWestern Energy	Gas and electric utility	Director

Jonas Grossman	Chardan International Investments, LLC	Co-Sponsor	Managing Member
	Chardan Capital Markets, LLC	Investment bank	President, Partner and Head of Capital Markets

	BiomX, Inc.	Pre-clinical microbiome company developing both natural and engineered phage-based therapies for acne and chronic diseases	Director

	Chardan Healthcare Acquisition 2 Corp.	Blank check company	Chief Executive Officer and President, Director

	Cornix Advisors, LLC	Hedge fund	Founding Partner

Douglas Cole	American Battery Technology Company	Battery Recycling	Chief Executive Officer

	Objective Equity LLC	Investment Bank	Partner

	eWellness Healthcare Corporation	Tele-medicine	Director

Our insiders, including our officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of common stock in the IPO or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or other insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors. In no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2021.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing Stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS1

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 29, 2022 by:

●  each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of shares of our common stock as of March 29, 2022;

●  each of our executive officers and directors;

●  all of our current executive officers and directors as a group; and

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 29, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class
Five Percent Holders
CleanTech Sponsor I LLC(2)	2,595,000	12.0%
CleanTech Investments(3)	1,437,500	6.7%
Directors and Named Executive Officers
Eli Spiro(2)	2,595,000	12.0%
Richard Fitzgerald	-	-
Louis Buffalino	-	-
Ankur Dhanuka	-	-
Jon Najarian	50,000	*
Governor Bill Richardson	100,000	*
Brendan Riley	30,000	*
Britt E. Ide	20,000	*
Jonas Grossman(3)	1,437,500	6.7%
Douglas Cole	20,000	*
All Directors and Executive Officers as a Group (10 individuals)	4,252,500	19.7%

____________

* Less than 1%.

(1) The business address of each of the individuals is c/o CleanTech Acquisition Corp., 207 West 25th Street, 9th Floor, New York, NY 10001.

(2) Consists of shares of common stock owned by CleanTech Sponsor I LLC, for which Eli Spiro is the managing member.

(3) Consists of shares of common stock owned by CleanTech Investments, for which Jonas Grossman is the managing member. CleanTech Investments is an affiliate of Chardan Capital Markets, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In July 2020, CleanTech Investments paid $25,000 for 5,000,000 shares of our common stock, which we call “insider” or “founder shares”. On February 15, 2021, we effected an 1.4375-for-1 split of the outstanding founders shares, resulting in CleanTech Investments owning 7,187,500 shares. On February 16, 2021, CleanTech Sponsor paid $16,667 to us, which amount was paid to CleanTech Investments to cancel 4,791,667 of its founder shares that it previously held and immediately thereafter we issued 4,791,667 founders shares to CleanTech Sponsor. As a result, CleanTech Sponsor held 4,791,667 founders shares and CleanTech Investments held 2,395,833 founder shares. On June 23, 2021, CleanTech Sponsor and CleanTech Investments forfeited for no consideration 1,916,667 founder shares and 958,333 founder shares, respectively, which we cancelled, resulting in a decrease in the total number of founder shares outstanding from 7,187,500 shares to 4,312,500 shares. As a result, CleanTech Sponsor owns 2,875,000 founder shares and CleanTech Investments owns 1,437,500 founder shares.

CleanTech Sponsor, our co-sponsor and an affiliate of certain of our directors and officers, purchased from us an aggregate of 4,783,333 warrants, and CleanTech Investments, our co-sponsor and an affiliate of one of our directors and Chardan Capital Markets, LLC, purchased from us an aggregate of 2,391,667 warrants, or “private warrants,” at $1.00 per private warrant for a total purchase price of $7,175,000. Each private warrant is exercisable for one (1) share of common stock at an exercise price of $11.50 per share. These purchases took place on a private placement basis simultaneously with the consummation of the IPO. Of the $7,175,000 received from the sale of the private warrants, $3,950,000 was used for offering expenses and $1,500,000 for working capital, and the remaining funds were placed in the trust account. If we do not complete our initial business combination within 12 months (or up to 18 months, as applicable) from the closing of the IPO, the proceeds from the sale of the private warrants will be included in the liquidating distribution to the holders of our public shares. The private warrants are identical to the warrants sold as part of the public units in the IPO except that (i) each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share, and (ii) the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

In order to meet our working capital needs, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant (which, for example, would result in the holders being issued private warrants to purchase 500,000 shares of common stock if $500,000 of notes were so converted). Such private warrants will be identical to the private warrants issued at the closing of the IPO. Our stockholders have approved the issuance of the private warrants and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would not be repaid. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into private warrants and Chardan Capital Markets, LLC or any of its related persons will have no recourse with respect to their ability to convert their loans into private warrants. On March 1, 2021, CleanTech Investments LLC agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and the outstanding balance under the Promissory Note of $188,302 was repaid on July 23, 2021. The promissory note is no longer available to the Company.

The holders of our insider shares, as well as the holders of the private warrants (and all underlying securities), are entitled to registration and stockholder rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. Chardan Capital Markets, LLC and its related persons may not, with respect to the private warrants (and the shares that are issuable upon exercise of the private warrants) purchased by CleanTech Investments, (i) have more than one demand registration right at our expense, (ii) exercise their demand registration rights more than five (5) years from the effective date of the IPO registration statement, and (iii) exercise their “piggy-back” registration rights more than seven (7) years from the effective date of the IPO registration statement, as long as Chardan Capital Markets, LLC or any of its related persons are beneficial owners of private warrants.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

We entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified to the fullest extent permitted by applicable law and our amended and restated certificate of incorporation.

We will also pay to Chardan Capital Markets, LLC, the representative of the underwriters in the IPO and an affiliate of one of our co-sponsors, an underwriting discount of $0.20 per unit purchased by it in the IPO, which is $3,450,000. We have also engaged Chardan Capital Markets, LLC as an advisor in connection with our business combination pursuant to the Business Combination Marketing Agreement entered into in connection with the IPO. We will pay Chardan Capital Markets, LLC the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including the proceeds from the full exercise of the underwriters’ over-allotment option. As a result, Chardan Capital Markets, LLC will not be entitled to such fee unless we consummate our initial business combination. The marketing fee payable to Chardan Capital Markets, LLC upon consummation of the initial business combination is $6,037,500. Mr. Grossman, who is one of our directors, is affiliated with Chardan Capital Markets, LLC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our disinterested independent directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested independent directors (or, if there are no independent directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Withum Smith & Brown, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $122,570 and $0, respectively, for the services Withum performed in connection with our IPO and the audit of our December 31, 2021 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, there were no fees billed in connection with tax compliance, tax advice and tax planning services provided by Withum.

All Other Fees. For the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The consolidated financial statements listed on the Consolidated Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 6, 2021).

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 6, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 6, 2021).

4.4	Warrant Agreement, dated July 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

4.5	Rights Agreement, dated July 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

4.6	Description of Securities.

10.1	Letter Agreements, dated July 14, 2021, by the Company’s officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.2	Letter Agreements, dated July 14, 2021, by CleanTech Sponsor, LLC and CleanTech Investments, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.3	Investment Management Trust Agreement, dated July 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.4	Stock Escrow Agreement, dated July 14, 2021, by and among the Company, Continental Stock Transfer & Trust Company and each of the initial stockholders of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.5	Registration Rights Agreement, dated July 14, 2021, by and among the Company and the initial stockholders of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.6	Indemnity Agreements, dated July 14, 2021, by and between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021)..

10.7	Subscription Agreement, dated July 14, 2021, by and between the Company, CleanTech Sponsor, LLC and CleanTech Investments, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.8	Business Combination Marketing Agreement, dated July 14, 2021, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

10.9	Administrative Services Agreement, dated July 14, 2021, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2021).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 6, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 6, 2021).

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 6, 2021).

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 6, 2021)

99.4	Audited Balance Sheet as of July 19, 2021 (as restated)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANTECH ACQUISITION CORP.

Dated March 29, 2022	By:	/s/ Eli Spiro
	Name:	Eli Spiro
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities indicated on March 29, 2022.

Name	Position

/s/ Eli Spiro	Chief Executive Officer and Director
Eli Spiro	(Principal Executive Officer)

/s/ Richard Fitzgerald	Chief Financial Officer
Richard Fitzgerald	(Principal Financial and Accounting Officer)

/s/ Jon Najarian	Chairman of the Board of Directors
Jon Najarian

/s/ Bill Richardson	Vice Chairman of the Board of Directors
Bill Richardson

/s/ Louis Buffalino	Director
Louis Buffalino

/s/ Brendan Riley	Director
Brendan Riley

/s/ Britt E. Ide	Director
Britt E. Ide

/s/ Jonas Grossman	Director
Jonas Grossman

/s/ Douglas Cole	Director
Douglas Cole

CLEANTECH ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

CleanTech Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CleanTech Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from June 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 19, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 29, 2022

PCAOB ID Number 100

CLEANTECH ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$518,905	$25,000
Prepaid expenses	73,865	—
Total current assets	592,770	25,000
Investments held in Trust Account	174,230,428	—
Total Assets	$174,823,198	$25,000

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$153,601	$—
Accrued expenses	29,500	1,000
Accrued expenses - related party	53,333	—
Franchise tax payable	97,200	—
Total current liabilities	333,634	1,000
Warrant liabilities	7,973,250	—
Total Liabilities	8,306,884	1,000

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 17,250,000 and 0 shares issued and outstanding at redemption value at December 31, 2021 and December 31, 2020, respectively	174,225,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 4,312,500 shares issued and outstanding (excluding 17,250,000 and 0 shares subject to possible redemption) at December 31, 2021 and December 31, 2020	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(7,709,117)	(1,000)
Total Stockholders’ (Deficit) Equity	(7,708,686)	24,000
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY	$174,823,198	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from June 18, 2020 (inception) through December 31, 2020

Operating and formation costs	$1,201,383	$1,000
Franchise tax expense	97,200	—
Loss from operations	(1,298,583)	(1,000)
Transaction costs allocated to warrant liabilities	(155,037)	—
Net gain on investments held in Trust Account	5,428	—
Change in fair value of warrant liabilities	1,077,750	—
Change in fair value of over-allotment option liability	(225,000)	—
Net loss	$(595,442)	$(1,000)

Basic and diluted weighted average shares outstanding	11,781,678	3,750,000
Basic and diluted net loss per share of Common Stock	$(0.05)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM JUNE 18, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 18, 2020 (Inception)	—	$—	$—	$—	$—
Sale of 4,312,500 Founder Shares	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(1,000)	(1,000)
Balance at December 31, 2020	4,312,500	431	24,569	(1,000)	24,000
Net proceeds from Initial Public Offering allocated to Rights	—	—	3,845,970	—	3,845,970
Excess of cash received over fair value of private placement warrants	—	—	4,161,500	—	4,161,500
Change in fair value of over-allotment option liability	—	—	—	225,000	225,000
Accretion of Common Stock to possible redemption amount	—	—	(8,032,039)	(7,337,675)	(15,369,714)
Net loss	—	—	—	(595,442)	(595,442)
Balance at December 31, 2021	4,312,500	$431	$—	$(7,709,117)	$(7,708,686)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from June 18, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(595,442)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	155,037	—
Net gain on investments held in Trust Account	(5,428)	—
Change in fair value of warrant liabilities	(1,077,750)	—
Change in fair value of over-allotment option liability	225,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(73,865)	—
Accounts payable	153,601	—
Accrued expenses	28,500	1,000
Accrued expenses - related party	53,333	—
Franchise tax payable	97,200	—
Net cash used in operating activities	(1,039,814)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(174,225,000)	—
Net cash used in investing activities	(174,225,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	188,302	—
Repayment of promissory note - related party	(188,302)	—
Payment to related party for cancellation of Founder Shares	(16,667)	—
Proceeds from initial public offering, net of underwriter’s discount paid	169,050,000	—
Proceeds from sale of private placement warrants	7,175,000	—
Payment of offering costs	(466,281)	—
Proceeds from sale of Founder Shares	16,667	25,000
Net cash provided by financing activities	175,758,719	25,000

Net change in cash	493,905	25,000
Cash - beginning of period	25,000	—
Cash - end of period	$518,905	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs related to the issuances described above amounted to $3,916,281, consisting of $3,450,000 of underwriting fees and $466,281 of other costs.

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Business Combination Agreement

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

Preferred Stock. Immediately prior to the effective time of the Merger (the “Effective Time”), each share of Nauticus Preferred Stock that is issued and outstanding immediately prior to such time shall automatically convert into shares of Nauticus Common Stock, par value $0.01 per share (the “Nauticus Common Stock”), in accordance with its Certificate of Incorporation (collectively, the “Nauticus Preferred Stock Conversion”). An aggregate of 15,062,524 shares of CLAQ Common Stock will be issued to the holders of Nauticus Preferred Stock.

Convertible Notes. Immediately prior to the Effective Time, each of (i) that certain Unsecured Convertible Promissory Note, dated June 19, 2021, by and between Goradia Capital, LLC and Nauticus, as amended on December 16, 2021, (ii) that certain Unsecured Convertible Promissory Note, August 3, 2021, by and between Material Impact Fund II, L.P. and Nauticus, as amended on December 16, 2021, (iii) that certain Unsecured Convertible Promissory Note, dated October 22, 2021, by and between In-Q-Tel, Inc. and Nauticus, as amended on December 16, 2021, (iv) that certain Unsecured Convertible Promissory Note, dated July 28, 2020, by and between Schlumberger Technology Corporation and Nauticus, as amended on December 16, 2021, and (v) that certain Unsecured Convertible Promissory Note, dated December 7, 2020, by and between Transocean Inc. and Nauticus, as amended on December 16, 2021 (each, a “Nauticus Convertible Note” and collectively, the “Nauticus Convertible Notes”) shall automatically convert into shares of Nauticus Common Stock in accordance with the terms of each such Nauticus Convertible Note (collectively, the “Nauticus Convertible Notes Conversion”). An aggregate of 5,299,543 shares of CLAQ Common Stock will be issued to the holders of Nauticus Convertible Notes.

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Common Stock. At the Effective Time, following the Nauticus Preferred Stock Conversion and Nauticus Convertible Notes Conversion, each share of Nauticus Common Stock (including shares of Nauticus Common Stock outstanding as a result of the Nauticus Preferred Stock Conversion and Nauticus Convertible Notes Conversion, but excluding shares of the holders of which perfect rights of appraisal under Delaware law) will be converted into the right to receive the applicable Per Share Merger Consideration (as defined below) and the Earnout Shares (as defined below). An aggregate of 9,669,216 shares of CLAQ Common Stock will be issued to the holders of Nauticus Common Stock.

Stock Options. At the Effective Time, each outstanding option to purchase shares of Nauticus Common Stock (a “Nauticus Option”), whether or not then vested and exercisable, will be assumed by CLAQ and converted automatically (and without any required action on the part of such holder of outstanding option) into an option to purchase shares of the CLAQ’s Common Stock equal to the number of shares determined by multiplying the number of shares of the Nauticus Common Stock subject to such Nauticus Option immediately prior to the Effective Time by the Exchange Ratio (as defined below), which product shall be rounded down to the nearest whole number of shares, at a per share exercise price determined by dividing the per share exercise price of such Nauticus Option immediately prior to the Effective Time by the Exchange Ratio. Options to purchase an aggregate of 4,055,704 shares of CLAQ Common Stock will be issued to the holders of Nauticus Options.

Earnout Shares. Following the closing of the merger, former holders of shares of Nauticus Common Stock (including shares received as a result of the Nauticus Preferred Stock conversion and the Nauticus Convertible Notes conversion) shall be entitled to receive their pro rata share of up to 7,500,000 additional shares of CleanTech Common Stock (the “Earnout Shares”) if, within a 5-year period following the signing date of the Merger Agreement, the closing share price of the CleanTech Common Stock equals or exceeds any of three thresholds over any 20 trading days within a 30-day trading period (each, a “Triggering Event”).

It is anticipated that upon completion of the Business Combination, CLAQ’s public stockholders (other than the PIPE Investment investors) would retain an ownership interest of approximately 28.5% in the Combined Company, the PIPE Investment investors will own approximately 5.6% of the Combined Company (such that the public stockholders, including the PIPE Investment investors, would own approximately 34.1% of the Combined Company), the Co-Sponsors, officers, directors and other holders of founder shares will retain an ownership interest of approximately 6.8% of the Combined Company and the Nauticus stockholders will own approximately 59.1% (including the 7,500,000 Earnout Shares) of the Combined Company. The ownership percentage with respect to the Combined Company does not take into account (i) the redemption of any shares by the CLAQ’s public stockholders or (ii) the issuance of any additional shares upon the closing of the Business Combination under the 2015 Equity Incentive Plan. If the actual facts are different from these assumptions (which they are likely to be), the percentage ownership retained by the CLAQ stockholders will be different.

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, good standing and qualification, (b) capital structure, (c) authorization to enter into the Merger Agreement, (d) compliance with laws and permits, (e) taxes, (f) consolidated financial statements and internal controls, (g) real and personal property, (h) material contracts, (i) environmental matters, (j) absence of changes, (k) employee matters, (l) litigation, and (m) brokers and finders.

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, covenants providing for CleanTech and Nauticus to use reasonable best efforts to cooperate in the preparation of the Registration Statement and Proxy Statement (as each such term is defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of their respective stockholders including, in the case of CleanTech, approvals of the restated certificate of incorporation, the share issuance under Nasdaq rules and the omnibus incentive plan. CleanTech has also agreed to include in the Proxy Statement the recommendation of its board that stockholders approve all of the proposals to be presented at the special meeting.

CleanTech has agreed to approve and adopt a 2022 omnibus incentive plan (the “Incentive Plan”) to be effective as of the closing and in a form mutually acceptable to CleanTech and Nauticus. The Incentive Plan shall provide for an initial aggregate share reserve equal to 5% of the number of shares of CleanTech Common Stock on a fully diluted basis at the closing. Subject to approval of the Incentive Plan by CleanTech’s stockholders, CleanTech has agreed to file a Form S-8 Registration Statement with the SEC following the Effective Time with respect to the shares of CleanTech Common Stock issuable under the Incentive Plan.

Each of CleanTech and Nauticus has agreed that from the date of the Merger Agreement to the Effective Time or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate any negotiations with any party, or provide non-public information or data concerning it or its subsidiaries to any party relating to an Acquisition Proposal or Alternative Transaction (as such terms are defined in the Merger Agreement) or enter into any agreement relating to such a proposal. Each of CleanTech and Nauticus has also agreed to use its reasonable best efforts to prevent any of its representatives from doing the same.

The consummation of the Merger is conditioned upon, among other things, (i) receipt of the CleanTech stockholder approval and Nauticus stockholder approval, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions, (iv) the effectiveness of the Registration Statement under the Securities Act, (v) CleanTech having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), (vi) solely with respect to CleanTech, (A) the representations and warranties of Nauticus being true and correct to applicable standards applicable and each of the covenants of Nauticus having been performed or complied with in all material respects and (B) the approval of the conversion of the convertible notes and (vii) solely with respect to Nauticus, (A) the representations and warranties of CleanTech being true and correct to applicable standards applicable and each of the covenants of CleanTech having been performed or complied with in all material respects (B) the receipt of the approval for listing by Nasdaq of the shares of CleanTech Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement, (C) the effective resignations of certain directors and executive officers of CleanTech, (D) the amount of Minimum Cash Condition (as defined in the Merger Agreement) being equal to or exceeding $50,000,000.

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Support Agreements

In connection with the execution of the Merger Agreement, CleanTech Sponsor I LLC and CleanTech Investments, LLC (each, a “Sponsor,” and collectively, the “Co-Sponsors”) entered into a support agreement (the “Sponsor Support Agreement”) with Nauticus pursuant to which the Sponsors have agreed to vote all shares of CleanTech Common Stock beneficially owned by them in favor of the Merger.

In addition, in connection with the execution of the Merger Agreement, certain stockholders of Nauticus owning approximately 88.8% of the voting power of Nauticus entered into a support agreement (the “Nauticus Support Agreement”) with CleanTech and Nauticus pursuant to which the stockholders agreed to vote all shares of Nauticus beneficially owned by them in favor of the Merger.

Subscription Agreements

In connection with the execution of the Merger Agreement, CleanTech entered into subscription agreements (collectively, the “Subscription Agreements”) with certain parties subscribing for shares of CleanTech Common Stock (the “Subscribers”) pursuant to which the Subscribers have agreed to purchase, and CleanTech has agreed to sell to the Subscribers, an aggregate of 3,530,000 shares of CleanTech Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $35.3 million. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Securities Purchase Agreement

In connection with the execution of the Merger Agreement, CleanTech and Nauticus entered into Securities Purchase Agreement with certain investors purchasing up to an aggregate of $40,000,000 in principal amount of secured debentures (the “Debentures”) and warrants (the “Warrants”) equal to 100% of the aggregate issued amount of the Debentures divided by the then conversion price, with an exercise price equal to $20 per share of Common Stock, subject to adjustment (“Debt Financing”). The obligations to consummate the transactions contemplated by the Securities Purchase Agreement are conditioned upon, among other things, customary closing conditions and all conditions precedent to the Merger set forth in the Merger Agreement shall have been satisfied or waived.

Amended and Restated Registration Rights Agreement

In connection with the Closing, Nauticus, CleanTech and certain stockholders of each of Nauticus and CleanTech who will receive shares of CleanTech Common Stock pursuant to the Merger Agreement, will enter into an amended and restated registration rights agreement (“Registration Rights Agreement”) mutually agreeable to CleanTech and Nauticus, which will become effective upon the consummation of the Merger.

Lock-up Agreement and Arrangements

In connection with the Closing, the Sponsors and certain Nauticus stockholders will enter into a lock-up agreement (the “Sponsor Lock-Up Agreement” and “Company Stockholder Lock-up Agreement) with Nauticus and CleanTech, pursuant to which each will agree, subject to certain customary exceptions, not to:

(i) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of CleanTech Common Stock received as merger consideration and held by it immediately after the Effective Time (the “Lock-Up Shares”), or enter into a transaction that would have the same effect;

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(ii) enter into transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of any of such shares, whether any of these transactions are to be settled by delivery of such shares, in cash or otherwise; or

(iii) publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any “Short Sales” (as defined in the Sponsor Lock-Up Agreement and Company Stockholder Lock-up Agreement) with respect to any security of CleanTech; during a “Lock-Up Period” under their respective agreements.

Under the Sponsor Lock-up Agreement, the Lock-Up period means the period commencing on the Closing Date and ending on the earlier of (x) the one year anniversary of the Closing Date; (y) the date on which the volume weighted average price of shares of Common Stock equals or exceeds $13.00 per share for twenty (20) of any thirty (30) consecutive trading days commencing after the Closing on Nasdaq, and (z) the date specified in a written waiver duly executed by Nauticus; provided that the restrictions set forth in the Sponsor Lock-up Agreement do not apply to (1) transfers or distributions to such stockholder’s current or former general or limited partners, managers or members, stockholders, other equity holders or direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act of 1933, as amended) or to the estates of any of the foregoing; (2) transfers by bona fide gift to a member of the stockholder’s immediate family or to a trust, the beneficiary of which is the stockholder or a member of the stockholder’s immediate family for estate planning purposes; (3) by virtue of the laws of descent and distribution upon death of the stockholder; or (4) pursuant to a qualified domestic relations order, in each case where such transferee agrees to be bound by the terms of the Sponsor Lock-up Agreement.

Under the Company Lock-up Agreement, the Lock-Up period means the period commencing on the Closing Date and ending on the earlier of (x) the date that is 180 calendar days after the consummation of the Business Combination, (y) the date on which the volume weighted average price of shares of Common Stock equals or exceeds $13.00 per share for twenty (20) of any thirty (30) consecutive trading days commencing after the Closing on Nasdaq, and (z) the date specified in a written waiver duly executed by the Sponsors and CleanTech; provided that the restrictions set forth in the Company Lock-up Agreement do not apply to (1) transfers or distributions to such stockholders current or former general or limited partners, managers or members, stockholders, other equityholders or other direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act of 1933, as amended) or to the estates of any of the foregoing; (2) transfers by bona fide gift to a member of the stockholder’s immediate family or to a trust, the beneficiary of which is the stockholder or a member of the stockholder’s immediate family for estate planning purposes; (3) by virtue of the laws of descent and distribution upon death of the stockholder; (4) pursuant to a qualified domestic relations order, in each case where such transferee agrees to be bound by the terms of this Agreement; (5) transfers or distributions of, or other transactions involving, securities other than the Lock-up Shares (including, without limitation, securities acquired in the PIPE or in open market transactions); or (6) in the case of Angela Berka (or Reginald Berka with respect to any community, marital or similar interest he may have in the following shares), the transfer of up to 1,000,000 shares of Lock-up Shares in a privately negotiated sale to another company stockholder, who shall enter into a Lock-Up Agreement (or amend an existing Lock-Up Agreement) containing the same terms and conditions as this Agreement with respect to such shares, or the entry into any agreement with respect to such a sale entered into before, at or after the Effective Time.

Director Nomination Agreement

In connection with the Closing, CleanTech, the Sponsors and Nauticus will enter into a Director Nomination Agreement (the “Director Nomination Agreement”) pursuant to which CleanTech will agree to nominate an individual designated by the Sponsors to the Board of Directors of the combined company, effective as of immediately prior to the Closing.

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Director Designation Agreement

In connection with the execution of the Merger Agreement, CleanTech, Nauticus and certain Nauticus stockholders entered into a director designation agreement with Transocean, Inc. (“Transocean”) to take all necessary action to cause a member designated by Transocean (the “Transocean Designee”) to remain on, or otherwise be appointed to, the Board, from and after the effective time of the Merger, as a Class III member of the Board, for an initial term expiring at the third annual meeting following the date of the Second Amended and Restated Certificate of Incorporation to be adopted in connection with the Merger.

Indemnification Agreements

In connection with the Closing, CleanTech has agreed to enter into customary indemnification agreements, in form and substance reasonably acceptable to CleanTech and Nauticus, with the individuals who will be nominated and, subject to stockholder approval, elected to CleanTech’s board of directors effective as of the Closing.

Going Concern Consideration

As of December 31, 2021, the Company had $518,905 in cash held outside of the Trust Account and working capital of $259,136. As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 19, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company's plans to consummate the Business Combination will be successful or successful within the Combination Period. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying consolidated statements of operations. Interest and dividend income on these securities is included in net gain on investments held in Trust Account in the accompanying consolidated statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as shareholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 17,250,000 Common Stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

As of December 31, 2021, the Common Stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(6,037,500)
Proceeds allocated to Public Rights	(3,934,879)
Issuance costs allocated to common stock	(3,672,335)
Plus:
Accretion of carrying value to redemption value	15,369,714
Common stock subject to possible redemption	$174,225,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $3,916,281 as a result of the Initial Public Offering (consisting of a $3,450,000 underwriting discount and $466,281 of other offering costs). The Company recorded $3,672,335 of offering costs as a reduction of equity in connection with the redeemable Common Stock included in the Units. The Company recorded $88,910 of offering costs as a reduction of permanent equity in connection with the Rights classified as equity instruments. The Company immediately expensed $155,037 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. For the initial valuation, the Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and the publicly-traded value for the subsequent valuation of the Public Warrants. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model (see Note 10). The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1, as such, an observable market quote in an active market under the ticker CLAQW was used.

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has no expectation of a change in the above for a period of time within one year after the date that the consolidated financial statements are issued.

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

The following table reflects the calculation of basic and diluted net loss per share of Common Stock (in dollars, except per share amounts):

	For the year ended December 31, 2021	For the period from June 18, 2020 (inception) through December 31, 2020
Basic and diluted net loss per share:
Numerator:
Net loss	$(595,442)	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	11,781,678	3,750,000
Basic and diluted net loss per share of Common Stock	$(0.05)	$(0.00)

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering which was consummated on July 19, 2021, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Common Stock, $0.0001 par value, one right entitling the holder thereof to receive one-twentieth (1/20) of one share Common Stock upon the consummation of an initial business combination (the “Rights”), and one-half of one redeemable warrant (“Redeemable Warrant”). Each whole Redeemable Warrant is exercisable to purchase one share of Common Stock and only whole warrants are exercisable. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 (see Note 7).

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the July 14, 2021, to pay Chardan Capital Markets, LLC up to $10,000 per month for office space, administrative and support services. The total amounts of administrative service fees incurred and outstanding for the year ended December 31, 2021 were $53,333. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor, Co-Sponsor, or an affiliate of the Sponsor or the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company consummates the initial Business Combination, it would repay such loaned amounts. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Business Combination into additional private warrants to purchase shares of Common Stock at a conversion price of $1.00 per private warrant (which, for example, would result in the holders being issued private warrants to purchase 500,000 shares of Common Stock if $500,000 of notes were so converted). Such private warrants will be identical to the private warrants to be issued at the closing of the initial public offering. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into private warrants, and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into private warrants. As of December 31, 2021 and December 31, 2020, there were no borrowings under these loans.

Related Party Extension Loans

The Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, without the need for a separate stockholder vote, is for the Company’s initial stockholders or their affiliates or designees, upon five days’ advance notice prior to the application deadline, to deposit into the trust account $1,500,000 or $1,725,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per public share, or an aggregate of $3,000,000 (or $3,450,000 if the over-allotment option is exercised in full) if extended for each of the full three months), on or prior to the date of the application deadline. In the event that the stockholders, or affiliates or designees, elect to extend the time to complete the Company’s initial business combination and deposit the applicable amount of money into trust, the initial stockholders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such note would be paid upon consummation of the Company’s initial Business Combination.

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 6. COMMITMENTS

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

Business Combination Marketing Agreement

The Company engaged Chardan Capital Markets, LLC as an advisor in connection with the initial Business Combination to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay Chardan Capital Markets, LLC a marketing fee for such services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the initial public offering, including any proceeds from the full or partial exercise of the underwriters’ over-allotment option. As a result, Chardan Capital Markets, LLC will not be entitled to such fee unless the Company consummates the initial Business Combination. A copy of the form of Business Combination marketing agreement has been filed as an exhibit to the registration statement of which the Company’s prospectus forms a part.

NOTE 7. WARRANTS

As of December 31, 2021 and December 31, 2020, there were 15,800,000 (including 8,625,000 Public Warrants and 7,175,000 Private Placement Warrants) and no warrants outstanding, respectively.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — On July 16, 2021, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 200,000,000 shares of Common Stock with a par value of $0.0001 per share. As of December 31, 2021, there were 21,562,500 shares of Common Stock outstanding, including 17,250,000 Common Stock subject to possible redemption. Of the 21,562,500 shares of Common Stock outstanding, up to 562,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding Common Stock after the initial public offering. The underwriters exercised the over-allotment option in full on July 28, 2021; thus, no shares of Common Stock remain subject to forfeiture.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liabilities) as of December 31, 2021 is as follows:

Deferred tax assets:
Start-up costs	$252,290
Net operating loss carryforwards	20,412
Total deferred tax assets	272,702
Valuation allowance	(271,562)
Deferred tax liabilities:
Unrealized gain on investments	(1,140)
Total deferred tax liabilities	(1,140)
Deferred tax assets, net of allowance	$—

The income tax provision for the year ended December 31, 2021 consists of the following:

Federal
Current	$—
Deferred	(271,562)

State
Current	—
Deferred	—
Change in valuation allowance	271,562
Income tax provision	$—

As of December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $990,823 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the valuation allowance was $271,562.

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	61.1%
Non-deductible transaction costs	(8.8)%
Change in valuation allowance	(73.3)%
Income tax provision	0.0%

Deferred tax assets were deemed to be de minimis as of December 31, 2020.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$174,230,428	$174,230,428	$—	$—
Liabilities
Warrant liabilities – Public Warrants	$5,175,000	$5,175,000	$—	$—
Warrant liabilities – Private Placement Warrants	$2,798,250	$—	$—	$2,798,250

The Company did not have any assets or liabilities measured at fair value as of December 31, 2020.

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and the publicly-traded value for the subsequent valuation of the Public Warrants. The measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CLAQW. The quoted price of the Public Warrants was $0.60 per warrant as of December 31, 2021.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Black-Scholes Option Pricing Model fair value of the Private Placement Warrants:

As of December 31, 2021
Stock price	$9.96
Strike price	$11.50
Probability of completing a Business Combination	100.0%
Dividend yield	—%
Term (in years)	4.6
Volatility	8.7%
Risk-free rate	1.2%
Fair value of warrants	$0.39

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2020	$—
Initial measurement of Public Warrants and Private Placement Warrants at July 19, 2021	7,980,000
Initial measurement of over-allotment warrants	1,071,000
Transfer of Public Warrants to Level 1 measurement	(5,175,000)
Change in fair value	(1,077,750)
Fair value as of December 31, 2021	$2,798,250

The Company recognized gains in connection with the change in the fair value of warrant liabilities of $1,077,750 in the consolidated financial consolidated statements of operations during the year ended December 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than Amendment No. 1 to the Merger Agreement, as described in Note 1, and those items disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 11, 2022, the Company entered into an agreement with an investment bank (the “A Capital Markets Advisor”) for advisory services such as analyzing, structuring, negotiating, and effecting the potential Business Combination. In exchange for such services, the Company will pay the A Capital Markets Advisor a cash advisory fee of $350,000 which is payable upon the closing of the potential Business Combination, or six months following the termination of the agreement.

On February 28, 2022, the Company entered into an agreement with an investment bank (the “B Capital Markets Advisor”) for advisory services such as capital raising strategies and alternatives, review of business model and financial conditions, and non-deal investor roadshow services related to the potential Business Combination. In exchange for such services, the Company will pay the B Capital Markets Advisor a non-refundable retainer $350,000 which is due within ten days following the closing of the potential Business Combination.

On March 23, 2022, the Company entered into a Promissory Note with the Sponsor (the “Promissory Note”) to which the Company could borrow up to an aggregate of $267,000. The Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date on which the Company determines that it is unable to effect a Business Combination. On March 23, 2022, the Company drew down $267,000 under the Promissory Note.