Form 10-Q
period 2022-03-31
cleantech Acquisition Corp.
filed 2022-05-20
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 20, 2022, there were 21,562,500 shares of the registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

CLEANTECH ACQUISITION CORP.
TABLE OF CONTENTS

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEANTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$296,381	$518,905
Prepaid expenses	44,991	73,865
Total current assets	341,372	592,770
Investments held in Trust Account	174,247,973	174,230,428
Total Assets	$174,589,345	$174,823,198

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$178,311	$153,601
Accrued expenses	9,000	29,500
Accrued expenses - related party	83,333	53,333
Franchise tax payable	23,967	97,200
Promissory note - related party	267,000	—
Total current liabilities	561,611	333,634
Warrant liabilities	5,559,750	7,973,250
Total Liabilities	6,121,361	8,306,884

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption value of $10.10 per share at March 31, 2022 and December 31, 2021	174,225,000	174,225,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 4,312,500 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,757,447)	(7,709,117)
Total Stockholders’ Deficit	(5,757,016)	(7,708,686)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$174,589,345	$174,823,198

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CLEANTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Operating costs	$458,647	$—
Franchise tax expense	20,728	—
Loss from operations	(479,375)	—
Net gain on investments held in Trust Account	17,545	—
Change in fair value of warrant liabilities	2,413,500	—
Net income	$1,951,670	$—

Basic and diluted weighted average shares outstanding	21,562,500	4,312,500
Basic net income per share of common stock	$0.09	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CLEANTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	4,312,500	$431	$24,281	$(1,000)	$23,712
Net income	—	—	—	—	—
Balance - March 31, 2021 (unaudited)	4,312,500	$431	$24,281	$(1,000)	$23,712

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	4,312,500	$431	$—	$(7,709,117)	$(7,708,686)
Net income	—	—	—	1,951,670	1,951,670
Balance - March 31, 2022 (unaudited)	4,312,500	$431	$—	$(5,757,447)	$(5,757,016)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CLEANTECH ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,951,670	$—
Adjustments to reconcile net income to net cash used in operations:
Net gain on investments held in Trust Account	(17,545)	—
Change in fair value of warrant liabilities	(2,413,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	28,874	—
Accounts payable	24,710	—
Accrued expenses	(20,500)	—
Accrued expenses - related party	30,000	—
Franchise tax payable	(73,233)	—
Net cash used in operating activities	$(489,524)	$—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	267,000	—
Net cash provided by financing activities	267,000	—

Net Change in Cash	(222,524)	—
Cash - Beginning of period	518,905	25,000
Cash - End of period	$296,381	$25,000

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$128,165

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the three month periods ended March 31, 2022 and March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering and the over-allotment, an amount of $174,225,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), and is invested only in U.S. government treasury obligations with maturities of 183 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

If the Company does not complete a business combination within 12 months (or up to 18 months, as applicable) from the closing of this offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the Business Combination within the time period.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

(i)	one-half of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $15.00 per share over any 20 trading days within a 30-day trading period;

(ii)	one-quarter of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $17.50 per share over any 20 trading days within a 30-day trading period; and

(iii)	one-quarter of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.

On or about December 14, 2021, the Company entered into subscription agreements, with certain investors pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to the closing of the Business Combination, an aggregate of 3,530,000 shares of common stock for $10.00 per share for a total of $35,300,000 (the “Equity Financing”). On December 16, 2021, the Company entered into a Securities Purchase Agreement (as further described below) with certain investors purchasing up to an aggregate of $40,000,000 in principal amount of secured debentures (the “Debentures”) and warrants (the “Warrants”) with an exercise price of $20.00 substantially concurrently with the closing of the Business Combination (the “Debt Financing,” and together with the Equity Financing, the “PIPE Investment”). As of March 31, 2022, ATW Special Situations I LLC (“ATW”) is the only purchaser and has subscribed for Debentures in the aggregate principal amount of $37,959,184 and associated warrants for 3,036,735 shares of the Combined Company’s common stock. ATW is managed by ATW Partners Opportunities Management, LLC, which is an affiliate of Chardan Capital Markets, LLC (“Chardan”), and the Company’s director, Mr. Jonas Grossman, is the Managing Partner and President of Chardan. Chardan will not receive any fees or compensation for ATW’s participation in the Debt Financing.

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

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, good standing and qualification, (b) capital structure, (c) authorization to enter into the Merger Agreement, (d) compliance with laws and permits, (e) taxes, (f) financial statements and internal controls, (g) real and personal property, (h) material contracts, (i) environmental matters, (j) absence of changes, (k) employee matters, (l) litigation, and (m) brokers and finders.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Securities Purchase Agreement

In connection with the execution of the Merger Agreement, CleanTech and Nauticus entered into Securities Purchase Agreement with certain investors purchasing up to an aggregate of $40,000,000 in principal amount of Debentures and Warrants. The number of shares of Common Stock into which the Debentures are convertible is equal to 120% of the aggregate issued amount of the Debentures divided by the conversion price of $15.00, and the number of shares of Common Stock into which the associated Warrants are exercisable is equal to 100% of the outstanding principal amount of the Debentures divided by the conversion price, with an exercise price equal to $20.00, subject to adjustment (“Debt Financing”). The obligations to consummate the transactions contemplated by the Securities Purchase Agreement are conditioned upon, among other things, customary closing conditions and all conditions precedent to the Merger set forth in the Merger Agreement shall have been satisfied or waived.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Going Concern Consideration

As of March 31, 2022, the Company had $296,381 in cash held outside of the Trust Account and working capital deficit of $220,239. As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 19, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. Interest and dividend income on these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 17,250,000 Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

As of March 31, 2022 and December 31, 2021, the common stock reflected in the consolidated condensed balance sheet is reconciled in the following table:

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. For the initial valuation, the Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and the publicly-traded value for the subsequent valuation of the Public Warrants. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model (see Note 9). The subsequent measurement of the Public Warrants as of March 31, 2021 and December 31, 2021 is classified as Level 1, as such, an observable market quote in an active market under the ticker CLAQW was used.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has no expectation of a change in the above for a period of time within one year after the date that the condensed consolidated financial statements are issued.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period (for all periods during which these shares were subject to forfeiture, the calculation of weighted average shares outstanding excludes an aggregate of 562,500 shares of common stock held by the Sponsor that were subject to forfeiture). The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,800,000 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Basic and diluted net income per share:
Numerator:
Net income	$1,951,670	$—
Denominator
Basic weighted average shares outstanding	21,562,500	4,312,500
Basic net income per share of common stock	$0.09	$0.00

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In July 2020, the Sponsor was issued 5,000,000 shares of Common Stock (the “Founder Shares”) for an aggregate price of $25,000. In February 2021, the Company effected a 1.4375-for-1 stock split of its issued and outstanding shares of Common Stock, resulting in an aggregate of 4,312,500 Founder Shares issued and outstanding. The Founder Shares included an aggregate of up to 562,500 shares of Common Stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the July 14, 2021, to pay Chardan Capital Markets, LLC up to $10,000 per month for office space, administrative and support services. The total amounts of administrative service fees accrued for the three months ended March 31, 2022 and 2021 were $30,000 and $0, respectively. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note - Related Party

On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and is payable on the earlier of Promptly after the date on which the Company consummates an Initial Public Offering of its securities or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $188,302 was repaid on July 23, 2021. The promissory note is no longer available to the Company.

On March 23, 2022, the Company entered into a Promissory Note with the Sponsor (the “Second Promissory Note”) to which the Company could borrow up to an aggregate of $267,000. The Second Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date on which the Company determines that it is unable to effect a Business Combination. As March 31, 2022, the outstanding balance under the Second Promissory Note was $267,000.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor, Co-Sponsor, or an affiliate of the Sponsor or the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company consummates the initial Business Combination, it would repay such loaned amounts. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Business Combination into additional private warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant (which, for example, would result in the holders being issued private warrants to purchase 500,000 shares of common stock if $500,000 of notes were so converted). Such private warrants will be identical to the private warrants issued at the closing of the Initial Public Offering. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into private warrants, and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into private warrants. As of March 31, 2022 and December 31, 2021, there were no borrowings under these loans.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7. WARRANTS LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 15,800,000 (including 8,625,000 Public Warrants and 7,175,000 Private Placement Warrants) warrants outstanding.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common stock — On July 16, 2021, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 21,562,500 shares of common stock outstanding, including 17,250,000 common stock subject to possible redemption.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$174,247,973	$174,247,973	$—	$—
Liabilities
Warrant liabilities – Public Warrants	$3,622,500	$3,622,500	$—	$—
Warrant liabilities – Private Placement Warrants	$1,937,250	$—	$—	$1,937,250
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$174,230,428	$174,230,428	$—	$—
Liabilities
Warrant liabilities – Public Warrants	$5,175,000	$5,175,000	$—	$—
Warrant liabilities – Private Placement Warrants	$2,798,250	$—	$—	$2,798,250

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and the publicly-traded value for the subsequent valuation of the Public Warrants. The measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CLAQW. The quoted price of the Public Warrants was $0.42 and $0.60 per warrant as of March 31, 2022 and December 31, 2021, respectively.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The following table provides the significant inputs to the Black-Scholes Option Pricing Model fair value of the Private Placement Warrants:

	As of March 31, 2022	As of December 31, 2021
Stock price	$10.05	$9.96
Strike price	$11.50	$11.50
Probability of completing a Business Combination	100.0%	100.0%
Dividend yield	—%	—%
Term (in years)	4.3	4.6
Volatility	4.9%	8.7%
Risk-free rate	2.4%	1.2%
Discount for lack of marketability	—%	—%
Fair value of warrants	$0.27	$0.39

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2020	$—
Initial measurement of Public Warrants and Private Placement Warrants at July 19, 2021	7,980,000
Initial measurement of over-allotment warrants	1,071,000
Transfer of Public Warrants to Level 1 measurement	(5,175,000)
Change in fair value	(1,077,750)
Fair value as of December 31, 2021	2,798,250
Change in fair value	(861,000)
Fair value as of March 31, 2022	$1,937,250

The Company recognized losses in connection with the change in the fair value of warrant liabilities of $2,413,500 and $0 in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2022 and March 31, 2021, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than those items disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On May 5, 2022, the Company entered into a Promissory Note with the Sponsor (the “Third Promissory Note”) to which the Company could borrow up to an aggregate of $133,000. The Third Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date on which the Company determines that it is unable to effect a Business Combination. On May 5, 2022, the Company drew down $133,000 under the Third Promissory Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CleanTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to CleanTech Sponsor, and references to the “Co-Sponsor” refer to CleanTech Investments. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

(i)	one-half of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $15.00 per share over any 20 trading days within a 30-day trading period;

(ii)	one-quarter of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $17.50 per share over any 20 trading days within a 30-day trading period; and

(iii)	one-quarter of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.

On or about December 14, 2021, the Company entered into subscription agreements, with certain investors pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to the closing of the Business Combination, an aggregate of 3,530,000 shares of common stock for $10.00 per share for a total of $35,300,000 (the “Equity Financing”). On December 16, 2021, the Company entered into a Securities Purchase Agreement (as further described below) with certain investors purchasing up to an aggregate of $40,000,000 in principal amount of secured debentures (the “Debentures”) and warrants (the “Warrants”) with an exercise price of $20.00 substantially concurrently with the closing of the Business Combination (the “Debt Financing,” and together with the Equity Financing, the “PIPE Investment”). As of March 31, 2022, ATW Special Situations I LLC (“ATW”) is the only purchaser and has subscribed for Debentures in the aggregate principal amount of $37,959,184 and associated warrants for 3,036,735 shares of the Combined Company’s common stock. ATW is managed by ATW Partners Opportunities Management, LLC, which is an affiliate of Chardan Capital Markets, LLC (“Chardan”), and the Company’s director, Mr. Jonas Grossman, is the Managing Partner and President of Chardan. Chardan will not receive any fees or compensation for ATW’s participation in the Debt Financing.

It is anticipated that upon completion of the Business Combination, CLAQ’s public stockholders (other than the PIPE Investment investors) would retain an ownership interest of approximately 28.5% in the Combined Company, the PIPE Investment investors will own approximately 5.6% of the Combined Company (such that the public stockholders, including the PIPE Investment investors, would own approximately 34.1% of the Combined Company), the Co-Sponsors, officers, directors and other holders of founder shares will retain an ownership interest of approximately 6.8% of the Combined Company and the Nauticus stockholders will own approximately 59.1% (including the 7,500,000 Earnout Shares) of the Combined Company. The ownership percentage with respect to the Combined Company does not take into account (i) the redemption of any shares by the CLAQ’s public stockholders or (ii) the issuance of any additional shares upon the closing of the Business Combination under the 2015 Equity Incentive Plan. If the actual facts are different from these assumptions (which they are likely to be), the percentage ownership retained by the CLAQ stockholders will be different. See “Unaudited Pro Forma Condensed Combined Financial Information.”

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, good standing and qualification, (b) capital structure, (c) authorization to enter into the Merger Agreement, (d) compliance with laws and permits, (e) taxes, (f) financial statements and internal controls, (g) real and personal property, (h) material contracts, (i) environmental matters, (j) absence of changes, (k) employee matters, (l) litigation, and (m) brokers and finders.

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

Securities Purchase Agreement

In connection with the execution of the Merger Agreement, CleanTech and Nauticus entered into Securities Purchase Agreement with certain investors purchasing up to an aggregate of $40,000,000 in principal amount of Debentures and Warrants. The number of shares of Common Stock into which the Debentures are convertible is equal to 120% of the aggregate issued amount of the Debentures divided by the conversion price of $15.00, and the number of shares of Common Stock into which the associated Warrants are exercisable is equal to 100% of the outstanding principal amount of the Debentures divided by the conversion price, with an exercise price equal to $20.00, subject to adjustment (“Debt Financing”). The obligations to consummate the transactions contemplated by the Securities Purchase Agreement are conditioned upon, among other things, customary closing conditions and all conditions precedent to the Merger set forth in the Merger Agreement shall have been satisfied or waived.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2022 and March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $1,951,670, which resulted from by the change in fair value of warrant liabilities of $2,413,500, a net gain on investments held in Trust Account in the amount of $17,545, which was partially offset by operating costs of $458,647, franchise tax expense of $20,728.

For the three months ended March 31, 2021, we had no revenue or expenses.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had $296,381 and $518,905 in cash held outside of the Trust Account, respectively, a working capital deficit of $220,239 and surplus of $259,136, respectively.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

For the three months ended March 31, 2021, net cash used in operating activities was $489,524, which was due to a net gain on investments in the Trust Account of $17,545, the change in the fair value of warrant liabilities of $2,413,500, and changes in operating assets and liabilities of $10,149, offset in part by our net income of $1,951,670.

For the three months ended March 31, 2021, net cash provided by financing activities was $267,000, which was fully comprised of proceeds from the related party promissory note.

For the three months ended March 31, 2021, there was no cash provided or used in operations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 or December 31, 2021.

Contractual Obligations

Promissory Note - Related Party

On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and is payable on the earlier of Promptly after the date on which the Company consummates an Initial Public Offering of its securities or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $188,302 was repaid on July 23, 2021. The promissory note is no longer available to the Company.

On March 23, 2022, the Company entered into a Promissory Note with the Sponsor (the “Second Promissory Note”) to which the Company could borrow up to an aggregate of $267,000. The Second Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date on which the Company determines that it is unable to effect a Business Combination. As March 31, 2022, the outstanding balance under the Second Promissory Note was $267,000.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. For the initial valuation, the Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and the publicly-traded value for the subsequent valuation of the Public Warrants. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model (see Note 9). The subsequent measurement of the Public Warrants as of March 31, 2021 and December 31, 2021 is classified as Level 1, as such, an observable market quote in an active market under the ticker CLAQW was used.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 17,250,000 Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Net income Per Share of Common Stock

Net income per share of common stock is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period (for all periods during which these shares were subject to forfeiture, the calculation of weighted average shares outstanding excludes an aggregate of 562,500 shares of common stock held by the Sponsor that were subject to forfeiture). The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,800,000 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

In light of the errors described in prior filings, we determined that the errors represented a material weakness in our internal control over financial reported relating to our accounting for complex financial instruments.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its July 19, 2021 balance sheet and September 30, 2021 financial statements to reclassify the Company’s redeemable common stock, to record the over-allotment liability change, to reallocate the proceeds from the Initial Public Offering, and the change in valuation of the warrant liabilities, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

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

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Acquisition Corp.

Date: May 20, 2022	By:	/s/ Eli Spiro
Eli Spiro
Chief Executive Officer

CleanTech Acquisition Corp.

Date: May 20, 2022	By:	/s/ Richard Fitzgerald
Richard Fitzgerald
Chief Financial Officer