Form 10-Q
period 2022-06-30
cleantech Acquisition Corp.
filed 2022-08-15
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 6,095,789 shares of the registrant’s Common Stock, par value $0.0001 per share, issued and outstanding.

CLEANTECH ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEANTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$172,785	$518,905
Prepaid expenses	30,157	73,865
Total current assets	202,942	592,770
Investments held in Trust Account	174,483,243	174,230,428
Total Assets	$174,686,185	$174,823,198

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$325,387	$153,601
Accrued expenses	1,018,979	29,500
Accrued expenses - related party	113,333	53,333
Franchise tax payable	100,000	97,200
Promissory note - related party	400,333	—
Total current liabilities	1,958,032	333,634
Warrant liabilities	5,056,000	7,973,250
Total Liabilities	7,014,032	8,306,884

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding; Redemption value $10.11 and $10.10 at June 30, 2022 and December 31, 2021, respectively	174,370,884	174,225,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 4,312,500 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(6,699,162)	(7,709,117)
Total Stockholders’ Deficit	(6,698,731)	(7,708,686)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$174,686,185	$174,823,198

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs	$1,446,459	$—	$1,905,106	$—
Franchise tax expense	76,033	—	96,761	—
Loss from operations	(1,522,492)	—	(2,001,867)	—
Net gain on investments held in Trust Account	235,270	—	252,815	—
Gain on change in fair value of warrant liabilities	503,750	—	2,917,250	—
Income (loss) before income taxes	(783,472)	—	1,168,198	—
Income taxes	(12,359)	—	(12,359)	—
Net income (loss)	$(795,831)	$—	$1,155,839	$—

Basic and diluted weighted average shares outstanding	21,562,500	3,750,000	21,562,500	3,750,000
Basic net income (loss) per share of common stock	$(0.04)	$0.00	$0.05	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	4,312,500	$431	$—	$(7,709,117)	$(7,708,686)
Net income	—	—	—	1,951,670	1,951,670
Balance - March 31, 2022 (unaudited)	4,312,500	431	—	(5,757,447)	(5,757,016)
Net loss	—	—	—	(795,831)	(795,831)
Remeasurement of common stock subject to redemption amount	—	—	—	(145,884)	(145,884)
Balance - June 30, 2022 (unaudited)	4,312,500	$431	$—	$(6,699,162)	$(6,698,731)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	4,312,500	$431	$24,569	$(1,000)	$24,000
Net income	—	—	—	—	—
Balance - March 31, 2021 (unaudited)	4,312,500	431	24,569	(1,000)	24,000
Net income	—	—	—	—	—
Balance - June 30, 2021 (unaudited)	4,312,500	$431	$24,569	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CLEANTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,155,839	$—
Adjustments to reconcile net income to net cash used in operations:
Net gain on investments held in Trust Account	(252,815)	—
Gain on change in fair value of warrant liabilities	(2,917,250)	—
Changes in operating assets and liabilities:
Prepaid expenses	43,708	—
Accounts payable	171,786	—
Accrued expenses	989,479	—
Accrued expenses - related party	60,000	—
Franchise tax payable	2,800	—
Net cash used in operating activities	(746,453)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	400,333	—
Net cash provided by financing activities	400,333	—

Net Change in Cash	(346,120)	—
Cash - Beginning of period	518,905	25,000
Cash - End of period	$172,785	$25,000

Non-cash investing and financing activities:
Deferred offering costs included in promissory note - related party	$—	$182,856
Deferred offering costs included in accrued offering costs	$—	$39,067

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2022 and 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering and the over-allotment, an amount of $174,225,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), and is invested only in U.S. government treasury obligations with maturities of 183 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

JUNE 30, 2022

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

On July 19, 2022, the Company filed an amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), giving the Company the right to extend the date by which it has to complete a business combination up to six (6) times for an additional one (1) month each time, from July 19, 2022 to January 19, 2023 (the “Combination Period”). If the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the Business Combination within the time period.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

i.	one-half of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $15.00 per share over any 20 trading days within a 30-day trading period;

ii.	one-quarter of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $17.50 per share over any 20 trading days within a 30-day trading period; and

iii.	one-quarter of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.

On or about December 14, 2021, the Company entered into subscription agreements, with certain investors pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to the closing of the Business Combination, an aggregate of 3,530,000 shares of common stock for $10.00 per share for a total of $35,300,000 (the “Equity Financing”). On December 16, 2021, the Company entered into a Securities Purchase Agreement (as further described below) with certain investors purchasing up to an aggregate of $40,000,000 in principal amount of secured debentures (the “Debentures”) and warrants (the “Warrants”) with an exercise price of $20.00 substantially concurrently with the closing of the Business Combination (the “Debt Financing,” and together with the Equity Financing, the “PIPE Investment”). As of June 30, 2022, ATW Special Situations I LLC (“ATW”) is the only purchaser and has subscribed for Debentures in the aggregate principal amount of $37,959,184 and associated warrants for 3,036,735 shares of the Combined Company’s common stock. ATW is managed by ATW Partners Opportunities Management, LLC, which is an affiliate of Chardan Capital Markets, LLC (“Chardan”), and the Company’s director, Mr. Jonas Grossman, is the Managing Partner and President of Chardan. Chardan will not receive any fees or compensation for ATW’s participation in the Debt Financing.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

On June 6, 2022, the Parties to the Merger Agreement entered into Amendment No. 2 to the Merger Agreement (the “Amendment”) pursuant to which the Parties agreed to increase the aggregate number of shares of the Post-Combination Company’s Common Stock to be reserved for issuance under its Incentive Plan from 5% to 10% of the fully diluted outstanding shares of its Common Stock immediately after Closing, which share reserve shall be automatically increased on an annual basis by 3% of the total number of Common Stock outstanding as provided under the Incentive Plan.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Going Concern Consideration

As of June 30, 2022, the Company had $172,785 in cash held outside of the Trust Account and working capital deficit of $1,755,090. As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 19, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gains (losses) on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. Interest and dividend income on these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 17,250,000 shares of Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

As of June 30, 2022 and December 31, 2021, the common stock reflected in the unaudited condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(6,037,500)
Proceeds allocated to Public Rights	(3,934,879)
Issuance costs allocated to common stock	(3,672,335)
Plus:
Accretion of carrying value to redemption value	15,369,714
Common stock subject to possible redemption as of December 31, 2021	$174,225,000
Plus:
Accretion of carrying value to redemption value	145,884
Common stock subject to possible redemption as of June 30, 2022	$174,370,884

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

JUNE 30, 2022

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

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. For the initial valuation, the Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and the publicly-traded value for the subsequent valuation of the Public Warrants. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model (see Note 10). The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1, as such, an observable market quote in an active market under the ticker CLAQW was used.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company has no expectation of a change in the above for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued.

See Note 9 for additional information on income taxes for the periods presented.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period (for all periods during which these shares were subject to forfeiture, the calculation of weighted average shares outstanding excludes an aggregate of 562,500 shares of common stock held by the Sponsor that were subject to forfeiture). The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 15,800,000 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(795,831)	$—	$1,155,839	$—
Denominator:
Basic weighted average shares outstanding	21,562,500	3,750,000	21,562,500	3,750,000
Basic net income (loss) per share	$(0.04)	$0.00	$0.05	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and accrued offering costs approximate fair value due to their short-term nature.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on the July 14, 2021, to pay Chardan Capital Markets, LLC up to $10,000 per month for office space, administrative and support services. The total amounts of administrative service fees accrued for the three months ended June 30, 2022 and 2021 were $30,000 and $0, respectively. The total amounts of administrative service fees accrued for the six months ended June 30, 2022 and 2021 were $60,000 and $0, respectively. As of June 30, 2022 and December 31, 2021, $60,000 and $0 were owed to the Sponsor, respectively. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On March 23, 2022, the Company entered into a Promissory Note with the Sponsor (the “Second Promissory Note”) to which the Company could borrow up to an aggregate of $267,000. The Second Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date on which the Company determines that it is unable to effect a Business Combination. As June 30, 2022, the outstanding balance under the Second Promissory Note was $267,000.

On May 5 2022, the Company entered into a Promissory Note with the Sponsor (the “Third Promissory Note”) to which the Company could borrow up to an aggregate of $133,333. The Third Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date on which the Company determines that it is unable to effect a Business Combination. As June 30, 2022, the outstanding balance under the Third Promissory Note was $133,333.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor, Co-Sponsor, or an affiliate of the Sponsor or the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company consummates the initial Business Combination, it would repay such loaned amounts. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Business Combination into additional private warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant (which, for example, would result in the holders being issued private warrants to purchase 500,000 shares of common stock if $500,000 of notes were so converted). Such private warrants will be identical to the private warrants issued at the closing of the Initial Public Offering. Loans made by Chardan Capital Markets, LLC or any of its related persons will not be convertible into private warrants, and Chardan Capital Markets, LLC and its related persons will have no recourse with respect to their ability to convert their loans into private warrants. As of June 30, 2022 and December 31, 2021, there were no borrowings under these loans.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 7. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 15,800,000 (including 8,625,000 Public Warrants and 7,175,000 Private Placement Warrants) warrants outstanding.

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common stock — On July 16, 2021, the Company amended its Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 21,562,500 shares of common stock outstanding, including 17,250,000 common stock subject to possible redemption.

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

NOTE 9. INCOME TAXES

The Company's effective tax rate for the three and six months ended June 30, 2022 was (1.6)% and 1.1%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 0.0%. The Company's effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and the convertible promissory note, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$174,483,243	$174,483,243	$—	$—
Liabilities
Warrant liabilities – Public Warrants	$2,760,000	$2,760,000	$—	$—
Warrant liabilities – Private Placement Warrants	$2,296,000	$—	$—	$2,296,000
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$174,230,428	$174,230,428	$—	$—
Liabilities
Warrant liabilities – Public Warrants	$5,175,000	$5,175,000	$—	$—
Warrant liabilities – Private Placement Warrants	$2,798,250	$—	$—	$2,798,250

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and the publicly-traded value for the subsequent valuation of the Public Warrants. The measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CLAQW. The quoted price of the Public Warrants was $0.32 and $0.60 per warrant as of June 30, 2022 and December 31, 2021, respectively.

The Company utilizes a Black-Scholes Option Pricing Model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing Model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. For the initial valuation, the Company estimated volatility based on research on comparable companies with the same type of warrants along with the implied volatilities shortly after they start trading. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2021 after the Public Warrants were separately listed and traded.

CLEANTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table provides the significant inputs to the Black-Scholes Option Pricing Model fair value of the Private Placement Warrants:

	As of June 30, 2022	As of December 31, 2021
Stock price	$10.07	$9.96
Strike price	$11.50	$11.50
Probability of completing a Business Combination	38.0%	*
Dividend yield	—%	—%
Term (in years)	4.1	4.6
Volatility	11.2%	8.7%
Risk-free rate	3.0%	1.2%
Discount for lack of marketability	—%	—%
Fair value of warrants	$0.32	$0.39

*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2020	$—
Initial measurement of Public Warrants and Private Placement Warrants at July 19, 2021	7,980,000
Initial measurement of over-allotment warrants	1,071,000
Transfer of Public Warrants to Level 1 measurement	(5,175,000)
Change in fair value	(1,077,750)
Fair value as of December 31, 2021	2,798,250
Change in fair value	(861,000)
Fair value as of March 31, 2022	1,937,250
Change in fair value	358,750
Fair value as of June 30, 2022	$2,296,000

The Company recognized gains in connection with the change in the fair value of warrant liabilities of $503,750 and $0 in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company recognized gains in connection with the change in the fair value of warrant liabilities of $2,917,250 and $0 in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than those identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

As approved by the Company’s stockholders at a Special Meeting of Stockholders on July 18, 2022 (the “Meeting”), the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated as of July 14, 2021, with Continental Stock Transfer & Trust Company on July 19, 2022. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination six (6) times for an additional one (1) month each time from July 19, 2022, to January 19, 2023, by depositing $100,000 to the trust account for each one-month extension.

As approved by the Company’s stockholders at the Meeting on July 18, 2022, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on July 19, 2022 (the “Charter Amendment”), giving the Company the right to extend the date by which it has to complete a business combination up to six (6) times for an additional one (1) month each time, from July 19, 2022 to January 19, 2023.

On July 18, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $150,000 to CleanTech Investments, LLC and an unsecured promissory note in the aggregate principal amount of $300,000 to CleanTech Sponsor I LLC. The Company deposited to the Trust Account $100,000 of the total $450,000 of loan amount and extended the amount of time it has available to complete a business combination from July 19, 2022 to August 19, 2023. Both CleanTech Investments, LLC and CleanTech Sponsor I LLC are the Company’s sponsors at its initial public offering. Neither promissory note bears interest and both of them will be repaid only upon closing of a business combination by the Company.

In connection with a stockholders’ vote at the Meeting on July 18, 2022, 15,466,711 shares of the Company’s Common Stock were tendered for redemption, resulting in a $156,533,843 reduction in the Trust Account balance. After the redemptions, the Trust Account balance was $18,048,122.

On August 12, 2022, the Company exercised its right to extend the date by which it has to complete a business combination for an additional one (1) month, from August 19, 2022 to September 19, 2022, and deposited an additional $100,000 to the Trust Account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CleanTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to CleanTech Sponsor, and references to the “Co-Sponsor” refer to CleanTech Investments. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Earnout Shares. Following the closing of the merger, former holders of shares of Nauticus Common Stock (including shares received as a result of the Nauticus Preferred Stock conversion and the Nauticus Convertible Notes conversion) shall be entitled to receive their pro rata share of up to 7,500,000 additional shares of CleanTech Common Stock (the “Earnout Shares”) if, within a 5-year period following the signing date of the Merger Agreement, the closing share price of the CleanTech Common Stock equals or exceeds any of three thresholds over any 20 trading days within a 30-day trading period (each, a “Triggering Event”) .

i.	one-half of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $15.00 per share over any 20 trading days within a 30-day trading period;

ii.	one-quarter of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $17.50 per share over any 20 trading days within a 30-day trading period; and

iii.	one-quarter of the Escrow Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of the Combined Company Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.

On or about December 14, 2021, the Company entered into subscription agreements, with certain investors pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to the closing of the Business Combination, an aggregate of 3,530,000 shares of common stock for $10.00 per share for a total of $35,300,000 (the “Equity Financing”). On December 16, 2021, the Company entered into a Securities Purchase Agreement (as further described below) with certain investors purchasing up to an aggregate of $40,000,000 in principal amount of secured debentures (the “Debentures”) and warrants (the “Warrants”) with an exercise price of $20.00 substantially concurrently with the closing of the Business Combination (the “Debt Financing,” and together with the Equity Financing, the “PIPE Investment”). As of June 30, 2022, ATW Special Situations I LLC (“ATW”) is the only purchaser and has subscribed for Debentures in the aggregate principal amount of $37,959,184 and associated warrants for 3,036,735 shares of the Combined Company’s common stock. ATW is managed by ATW Partners Opportunities Management, LLC, which is an affiliate of Chardan Capital Markets, LLC (“Chardan”), and the Company’s director, Mr. Jonas Grossman, is the Managing Partner and President of Chardan. Chardan will not receive any fees or compensation for ATW’s participation in the Debt Financing.

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

On June 6, 2022, the Parties to the Merger Agreement entered into Amendment No. 2 to the Merger Agreement (the “Amendment”) pursuant to which the Parties agreed to increase the aggregate number of shares of the Post-Combination Company’s Common Stock to be reserved for issuance under its Incentive Plan from 5% to 10% of the fully diluted outstanding shares of its Common Stock immediately after Closing, which share reserve shall be automatically increased on an annual basis by 3% of the total number of Common Stock outstanding as provided under the Incentive Plan. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendment, which is filed as Exhibit 2.1 hereto and incorporated by reference herein.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and six months ended June 30, 2022 and 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net loss of $795,831, which resulted from a change in fair value of warrant liabilities of $503,750, a net gain on investments held in Trust Account in the amount of $235,270, which was partially offset by operating costs of $1,446,459, franchise tax expense of $76,033, and income tax expense of $12,359.

For the six months ended June 30, 2022, we had net income of $1,155,839, which resulted from a change in fair value of warrant liabilities of $2,917,250, a net gain on investments held in Trust Account in the amount of $252,815, which was partially offset by operating costs of $1,905,106, franchise tax expense of $96,761, and income tax expense of $12,359.

For the three and six months ended June 30, 2021, there was no activity in relation to the Company’s operations.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had $172,785 and $518,905 in cash held outside of the Trust Account, respectively, a working capital deficit of $1,755,090 and surplus of $259,136, respectively.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

For the six months ended June 30, 2022, net cash used in operating activities was $746,453, which was due to a net gain on investments in the Trust Account of $252,815, the change in the fair value of warrant liabilities of $2,917,250, offset in part by our net income of $1,155,839 and changes in operating assets and liabilities of $1,267,773.

For the six months ended June 30, 2022, net cash provided by financing activities was $400,333, which was fully comprised of proceeds from the related party promissory notes.

For the six months ended June 30, 2022, there was no net cash provided by or used in investing activities.

For the six months ended June 30, 2021, there was no net cash provided by or used in operating activities, investing activities or financing activities.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 or December 31, 2021.

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

On March 23, 2022, the Company entered into a Promissory Note with the Sponsor (the “Second Promissory Note”) to which the Company could borrow up to an aggregate of $267,000. The Second Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date on which the Company determines that it is unable to effect a Business Combination. As June 30, 2022, the outstanding balance under the Second Promissory Note was $267,000.

On May 5, 2022, the Company entered into a Promissory Note with the Sponsor (the “Third Promissory Note”) to which the Company could borrow up to an aggregate of $133,333. The Third Promissory Note is non-interest bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date on which the Company determines that it is unable to effect a Business Combination. As June 30, 2022, the outstanding balance under the Third Promissory Note was $133,333.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. For the initial valuation, the Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants, and the publicly-traded value for the subsequent valuation of the Public Warrants. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model (see Note 10). The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1, as such, an observable market quote in an active market under the ticker CLAQW was used.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Common Stock are classified as stockholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 17,250,000 Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its July 19, 2021 balance sheet and September 30, 2021 financial statements to reclassify the Company’s redeemable common stock, to record the over-allotment liability change, to reallocate the proceeds from the Initial Public Offering, and the change in valuation of the warrant liabilities, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering, our annual report for the fiscal year ended December 31, 2021 filed with the SEC, and the Registration Statement on Form S-4 filed with the SEC on July 16, 2021, March 29, 2022, and January 31, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

Exhibit No.	Description
2.1	Amendment No. 2 to Agreement and Plan of Merger, dated June 6, 2022, by and among CleanTech Acquisition Corp., CleanTech Merger Sub, Inc., Nauticus, Inc., and Nicolaus Radford. (incorporated by reference to the Current Report on Form 8-K filed by the Registrant on June 6, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Acquisition Corp.

Date: August 15, 2022	By:	/s/ Eli Spiro
Eli Spiro
Chief Executive Officer

CleanTech Acquisition Corp.

Date: August 15, 2022	By:	/s/ Richard Fitzgerald
Richard Fitzgerald
Chief Financial Officer