Form 10-Q
period 2022-09-30
Nauticus Robotics, Inc.
filed 2022-11-14
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40611

NAUTICUS ROBOTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1699753
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

17146 FEATHERCRAFT LANE, SUITE 450,

WEBSTER, TEXAS 77598
(Address of principal executive offices and zip code)

(281) 942-9069

(Registrant’s telephone number, including area code)

CleanTech Acquisition Corp.

207 West 25th Street, 9th Floor

New York, NY 10001

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KITT	The Nasdaq Stock Market LLC
Redeemable Warrants	KITTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of November 14, 2022, the registrant had 47,250,771 shares of common stock outstanding.

NAUTICUS ROBOTICS, INC.

FORM 10-Q

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements appear in a number of places in this Form 10-Q including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” in the Form 8-K filed by us on September 9, 2022 and the following:

●	We are an early-stage company with a history of losses and expect to incur significant expenses for the foreseeable future.

●	A significant amount of our revenues is derived from a limited number of customers. A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.

●	If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market, and launch new generations of our robotic systems successfully.

●	Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

●	Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute its stockholders or introduce covenants that may restrict our operations or ability to pay dividends.

●	We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

●	We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

●	We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	Because we became a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

●	The market price of our common stock is likely to be highly volatile, and you may lose some or all of your investment.

●	Volatility in our share price could subject us to securities class action litigation.

●	Our management team has limited skills and experience related to managing a public company.

●	We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

●	Our stock price may continue to fluctuate.

These and other factors could cause actual results to differ from those implied by the forward-looking statements. Forward-looking statements are not guarantees of performance and speak only as of the date hereof. The forward-looking statements are based on the current and reasonable expectations of our management but are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statements. There can be no assurance that future developments will be those that have been anticipated or that we will achieve or realize these plans, intentions or expectations.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$35,928,218	$20,952,867
Restricted certificate of deposit	251,236	251,236
Accounts receivable, net	637,350	794,136
Inventories	5,558,996	-
Contract assets	483,944	893,375
Prepaid insurance	2,598,380	67,219
Other Current assets	2,495,759	210,225
Total Current Assets	47,953,883	23,169,058

Property and equipment, net	9,645,735	1,437,311
Operating lease right-of-use asset	368,116	513,763
Other assets	77,889	47,240

Total Assets	$58,045,623	$25,167,372

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,786,544	$1,402,424
Accrued liabilities	1,171,597	1,576,433
Operating lease liabilities - current	399,892	353,598
Notes payable - current	-	10,250,000
Notes payable, related parties - current	-	3,000,000
Total Current Liabilities	4,358,033	16,582,455
Warrant liabilities	4,148,556	-
Operating lease liabilities - long-term	179,095	467,208
Notes payable - long-term, net of discount	20,427,812	14,708,333
Other liabilities	-	20,833
Total Liabilities	29,113,496	31,778,829

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares, authorized	-	-
Series A preferred stock, $0.01 par value; 0 and 334,800 shares, respectively, issued, and outstanding	-	3,348
Series B preferred stock, $0.01 par value; 0 and 725,426 shares, respectively, issued, and outstanding	-	7,254
Common stock, $0.0001 par value; 625,000,000 shares authorized, 47,250,771 and 13,527,810 shares issued, respectively, and 47,250,771 and 9,669,217 shares outstanding, respectively	4,725	967
Additional paid-in capital	81,716,561	33,221,505
Accumulated deficit	(52,789,159)	(39,844,531)
Total Stockholders’ Equity (Deficit)	28,932,127	(6,611,457)

Total Liabilities and Stockholders’ Equity (Deficit)	$58,045,623	$25,167,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue:
Service	$2,964,610	$1,844,422	$7,996,734	$2,799,113
Service - related party	17,000	129,222	210,400	446,600
Total revenue	2,981,610	1,973,644	8,207,134	3,245,713

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	3,781,224	1,446,979	8,220,447	3,609,236
Depreciation and amortization	141,901	88,531	370,306	263,032
Research and development	242,996	741,558	2,094,278	2,411,100
General and administrative	4,861,319	770,066	8,778,498	2,066,941
Total costs and expenses	9,027,440	3,047,134	19,463,529	8,350,309

Operating loss	(6,045,830)	(1,073,490)	(11,256,395)	(5,104,596)

Other (income) expense:
Other income, net	(234,597)	1,140	(239,838)	(1,573,748)
Change in fair value of warrant liabilities	(1,129,589)	-	(1,129,589)	-
Interest expense, net	1,402,026	223,492	3,057,660	361,867
Total other (income) expense, net	37,840	224,632	1,688,233	(1,211,881)

Net loss	$(6,083,670)	$(1,298,122)	$(12,944,628)	$(3,892,715)

Basic and diluted earnings (loss) per share	$(0.67)	$(0.13)	$(1.49)	$(0.40)

Basic and diluted weighted average shares outstanding	16,535,661	9,637,962	11,983,183	9,637,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2020	334,800	$3,348	725,426	$7,254	9,637,962	$964	$23,276,615	$(24,716,902)	$(1,428,721)
Stock-based compensation	-	-	-	-	-	-	107,794	-	107,794
Net loss	-	-	-	-	-	-	-	(1,519,682)	(1,519,682)

Balance at March 31, 2021	334,800	3,348	725,426	7,254	9,637,962	964	23,384,409	(26,236,584)	(2,840,609)
Stock-based compensation	-	-	-	-	-	-	100,570	-	100,570
Net loss	-	-	-	-	-	-	-	(1,074,911)	(1,074,911)

Balance at June 30, 2021	334,800	3,348	725,426	7,254	9,637,962	964	23,484,979	(27,311,495)	(3,814,950)
Stock-based compensation	-	-	-	-	-	-	117,571	-	117,571
Net loss	-	-	-	-	-	-	-	(1,298,122)	(1,298,122)

Balance at September 30, 2021	334,800	$3,348	725,426	$7,254	9,637,962	$964	$23,602,550	$(28,609,617)	$(4,995,501)

Balance at December 31, 2021	334,800	$3,348	725,426	$7,254	9,669,217	$967	$33,221,505	$(39,844,531)	$(6,611,457)
Stock-based compensation	-	-	-	-	-	-	200,157	-	200,157
Net loss	-	-	-	-	-	-	-	(3,504,002)	(3,504,002)

Balance at March 31, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,421,662	(43,348,533)	(9,915,302)
Stock-based compensation	-	-	-	-	-	-	188,657	-	188,657
Net loss	-	-	-	-	-	-	-	(3,356,956)	(3,356,956)

Balance at June 30, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,610,319	(46,705,489)	(13,083,601)
Cancellation and exchange of convertible note in connection with reverse capitalization	-	-	-	-	5,299,546	530	14,548,384	-	14,548,914
Conversion of Series A preferred stock in connection with reverse recapitalization	(334,800)	(3,348)	-	-	4,756,470	476	2,872	-	-
Conversion of Series B preferred stock in connection with reverse recapitalization	-	-	(725,426)	(7,254)	10,306,055	1,030	6,224	-	-
Reverse recapitalization with Cleantech Acquisition Corp., net	-	-	-	-	6,619,490	662	(669,905)		(669,243)
Earnout shares placed in escrow	-	-	-	-	7,499,993	750	(750)	-	-
Issuance of Debenture Warrants with Debentures	-	-	-	-	-	-	15,566,134	-	15,566,134
Issuance of common stock for PIPE Investment	-	-	-	-	3,100,000	310	30,999,690	-	31,000,000
Equity issuance costs	-	-	-	-	-	-	(12,582,000)		(12,582,000)
Stock-based compensation	-	-	-	-	-	-	235,593	-	235,593
Net loss	-	-	-	-	-	-	-	(6,083,670)	(6,083,670)

Balance at September 30, 2022	-	$-	-	$-	47,250,771	$4,725	$81,716,561	$(52,789,159)	$28,932,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,944,628)	$(3,892,715)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	370,306	263,032
Accretion of debt discount	464,780	-
Stock-based compensation	624,407	325,935
Change in fair value of warrant liabilities	(1,129,589)	-
Noncash impact of lease accounting	145,647	177,051
Other income - Paycheck Protection Program Loan forgiveness	-	(1,578,500)
Changes in operating assets and liabilities:
Accounts receivable	156,786	(991,666)
Inventories	(5,558,996)	-
Contract assets	409,431	(296,715)
Other assets	(4,817,187)	(271,597)
Accounts payable and accrued liabilities	(9,013,681)	738,285
Contract liabilities	-	1,482,096
Operating lease liabilities	(241,819)	(269,697)
Net cash from operating activities	(31,534,543)	(4,314,491)

Cash flows from investing activities:
Capital expenditures	(6,805,648)	(597,325)
Proceeds from restricted certificate of deposit	-	251,421
Net cash from investing activities	(6,805,648)	(345,904)

Cash flows from financing activities:
Proceeds from notes payable	2,000,000	10,000,000
Payments of note payable	(17,850,333)	(361,236)
Proceeds from Paycheck Protection Program Loan	-	1,578,500
Proceeds from reverse recapitalization with CleanTech Acquisition Corp., net	14,947,875	-
Proceeds from issuance of common stock for Pipe Investment	31,000,000	-
Proceeds from issuance of Debentures, net of discount	35,800,000	-
Payment of transaction costs on equity funding	(12,582,000)	-
Net cash from financing activities	53,315,542	11,217,264

Net change in cash and cash equivalents	14,975,351	6,556,869

Cash and cash equivalents, beginning of period	20,952,867	3,298,180
Cash and cash equivalents, end of period	$35,928,218	$9,855,049

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,108,819	$21,661
Cash paid for taxes	-	-
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	1,773,082	-
Conversion of convertible debt and accrued interest expense to common stock	14,548,914	-
Conversion of Series A preferred stock in connection with reverse recapitalization	3,348	-
Conversion of Series B preferred stock in connection with reverse recapitalization	7,254	-
Private and Public Warrant Liabilities assumed in reverse recapitalization	5,278,145	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of the Business

Nauticus Robotics, Inc. (the “Company”, “our”, or “we”) is a developer of ocean robots and services delivered to the ocean industry. We were initially incorporated as CleanTech Acquisition Corp. (“CLAQ” or “CleanTech”) under the laws of the State of Delaware on June 18, 2020. The Company’s principal corporate offices are located in Webster, Texas. Our services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, as well as to improve offshore health, safety, and environmental exposure.

Business Combination - On September 9, 2022 (the “Closing Date”), Nauticus Robotics, Inc. consummated its business combination pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement,” and together with any amendment, the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”) with CleanTech Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of CLAQ (“Merger Sub”), and Nauticus Robotics, Inc., a Texas corporation ( after to the Closing Date, “Nauticus Robotics Holdings, Inc.”). Pursuant to the terms of the Merger Agreement, a business combination between CLAQ and Nauticus Robotics Holdings, Inc. was affected through the merger of Merger Sub with and into Nauticus Robotics Holdings, Inc., with Nauticus Robotics Holdings, Inc. surviving the merger as a wholly owned subsidiary of CLAQ. On the Closing Date, CLAQ was renamed “Nauticus Robotics, Inc.” and the previous Nauticus Robotics, Inc. was renamed “Nauticus Robotics Holdings, Inc.”.

At the closing, among other things, (a) each share of Nauticus Robotics Holdings, Inc. Preferred Stock, par value $0.01 per share, that was issued and outstanding immediately prior to the closing converted into shares of Nauticus Robotics Holdings, Inc. Common stock (“Nauticus Preferred Stock Conversion”); (b) each of Nauticus Robotic Holdings, Inc.’s unsecured convertible note obligations outstanding was converted into shares of Nauticus Robotics Holdings, Inc. Common Stock in accordance with the terms of each such Nauticus Convertible Note (“Nauticus Convertible Notes Conversion”); and (c) each share of Nauticus Robotics Holdings, Inc. Common Stock (including shares of Nauticus Robotics Holdings, Inc. Common Stock outstanding as a result of the Nauticus Preferred Stock Conversion and Nauticus Convertible Notes Conversion) was converted into (i) 36,650,778 shares common stock, par value $0.0001 (the “Common Stock” of CLAQ prior to the Closing, and the Common Stock of the Company following the Closing) (ii) the right to receive 7,499,993 additional shares of Common Stock held in escrow pursuant to the terms of the Merger Agreement and as further described below (such additional escrowed shares, the “Earnout Shares”) and (iii) the issuance of 3,100,000 shares of Common Stock for the Equity Financing (as described below). An aggregate of 47,250,771 shares of Common Stock (inclusive of the Earnout Shares) were issued in the Business Combination.

Former holders of Nauticus Robotics Holdings, Inc. Common Stock are entitled to receive their pro rata share of up to 7,499,993 additional Earnout Shares of Common Stock that were issued and are held in escrow. The Earnout Shares will be released from escrow upon occurrence of the following (each, a “Triggering Event”):

i.	one-half of the Earnout Shares will be released if, within a 5-year period from closing date, the volume-weighted average price of our Common Stock equals or exceeds $15.00 per share over any 20 trading days within a 30-day trading period;

ii.	one-quarter of the Earnout Shares will be released if, within a 5-year period from closing date, the volume-weighted average price of our Common Stock equals or exceeds $17.50 per share over any 20 trading days within a 30-day trading period; and

iii.	one-quarter of the Earnout Shares will be released if, on or after December 31, 2022, within a 5-year period from closing date, the volume-weighted average price of our Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.

At closing, we received proceeds from Private Investment in a Public Entity subscribers (“PIPE Investment”) consisting of:

●	the issuance of 3,100,000 shares of Common Stock, for a purchase price of $10.00 per share, for an aggregate of $31 million (the “Equity Financing”), and

●	issuance of convertible secured debentures with warrants having an aggregate gross principal amount of $36,530,320 (the “Debentures”) pursuant to a securities purchase agreement with certain investors.

The Business Combination was accounted for as a reverse recapitalization under GAAP. Nauticus Robotics Holdings Inc. was determined to be the accounting acquirer and CLAQ was treated as the acquired company for financial reporting purposes. Accordingly, the financial statements of the combined company represent a continuation of the financial statements of Nauticus Robotics Holdings, Inc.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 9, 2022, the Company received from the Business Combination with CLAQ net cash of $14,947,875. The Company also assumed $30,157 in prepaids, $14,796,942 in accounts payable and accrued liabilities, $850,333 in notes payable and net equity of $(669,243).

CLAQ’s net cash at the Closing Date totaled $14,947,875. This amount, together with proceeds of the PIPE Investment, were available to repay certain indebtedness, transaction costs and for general corporate purposes.

The Company incurred $12,582,000 in direct and incremental costs associated with the Business Combination and Equity Financing, which primarily consisted of investment banking, legal, accounting, and other professional fees.

Impact of COVID-19 Pandemic on Business – The global spread of COVID-19 has created significant market volatility and economic uncertainty and disruption during 2021 and continuing into 2022. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers any of which adversely affects our business, results of operations and financial condition. The duration and extent of the COVID-19 pandemic and its impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

Liquidity – The Company has had recurring losses and negative cash flows since inception. As such, the Company has been dependent on debt and equity funding to meet its development efforts. The Company continues to develop its principal products and conducts extensive research and development activities.

On August 29, 2022, we amended an existing sales contract with Triumph Subsea Construction Limited, which provides for the sale of four Aquanaut systems for a total of $54.2 million. The amended terms shifted the customer’s milestone payments into late 2022 and through 2024, while also shifting the delivery of the initial two Aquanaut systems to late 2023, with the subsequent units being delivered in late 2024. The change in milestone payments and delivery dates will also adjust the timing of the associated future revenue recognition, with $7.7 million of revenue moving from 2022 into 2023. Future contract amendments to accommodate the customer’s delivery needs, supply chain constraints, or market conditions may result in further adjustments to the timing or ability of the Company to recognize revenue from this contract.

Management believes that with available cash on hand, together with the revenue from its existing and new contracts and the ability to reduce costs as necessary, the Company will have sufficient cash from operations to meet its obligations for at least one year from the issuance date of this report.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and on a basis consistent with the audited condensed consolidated financial statements and related notes thereto of Nauticus Robotics Holdings, Inc. as of and for the year ended December 31, 2021, except the shares and corresponding equity amounts and loss per share related to Nauticus Robotics Holdings, Inc.’s Common Stock prior to the Business Combination have been retroactively restated to reflect the post-combination Common Stock capital structure. Certain disclosures have been condensed or omitted from these financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with such audited condensed consolidated financial statements and related notes thereto of Nauticus Robotics Holdings, Inc., which are included in the definitive proxy statement/prospectus filed with the SEC on August 15, 2022.

These unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of the Company’s financial condition, results of operations, cash flows and stockholders’ equity (deficit) for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for the full year or any future period.

These unaudited condensed consolidated financial statements reflect the financial condition, results of operations, cash flows and changes in Stockholders’ equity (deficit) of Nauticus Robotics Holdings Inc. for periods until September 9, 2022, the Closing Date of the Business Combination, and the condensed consolidated results of operations, cash flows and changes in stockholders’ equity (deficit) of Nauticus Robotics, Inc. and its consolidated subsidiary, Nauticus Robotics Holdings Inc. for the period from September 10, 2022 through September 30, 2022. All intercompany balances and transactions have been eliminated in preparation of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 1 to Nauticus Robotics Holdings, Inc.’s financial statements in the definitive proxy statement/prospectus filed with the SEC on August 15, 2022. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2022.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) estimates of future costs to complete customer contracts recognized over time, (ii) valuation allowances for deferred income tax assets, (iii) valuation of stock-based compensation awards and (iv) the valuation of conversion options, warrants and earnouts. Actual results could differ from those estimates.

Revenue – Our primary sources of revenue are from providing technology and engineering services to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts for service sales (cost plus fixed fee or firm fixed fee) typically have terms of up to 18 months. The Company has no product sales as its core products are still under development.

A performance obligation is a promise in a contract to transfer distinct goods or services to a customer. The product and services in our contracts are typically not distinct from one another. Accordingly, our contracts are typically accounted for as one performance obligation.

Our performance obligations under service agreements generally are satisfied over time as the service is provided. Revenue under these contracts is recognized over time using an input measure of progress (typically costs incurred to date relative to total estimated costs at completion). This requires management to make significant estimates and assumptions to estimate contract sales and costs associated with its contracts with customers. At the outset of a long-term contract, the Company identifies risks to the achievement of the technical, schedule and cost aspects of the contract. Throughout the contract term, on at least a quarterly basis, we monitor and assess the effects of those risks on its estimates of sales and total costs to complete the contract. Changes in these estimates could have a material effect on our results of operations.

Firm-fixed price contracts present the risk of unreimbursed cost overruns, potentially resulting in lower-than-expected contract profits and margins. This risk is generally lower for cost plus fixed fee contracts which, as a result, generally have a lower margin.

Inventories – Inventories include raw materials and work in process used in the construction and installation of a portfolio of ocean robotics systems technology products that include the Aquanaut and Olympic Arm. Raw materials consist of composite marine structures, commercial off-the-shelf or COTS, batteries, and hardware and electrical components. Work in progress inventories consist of raw materials and labor for construction of projects. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company periodically reviews inventories for specifically identifiable items that are unusable or obsolete based on assumptions about future demand and market conditions. Based on this evaluation, we make provisions for unusable and obsolete inventories in order to write inventories down to their net realizable value.

Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Raw material and supplies	$956,387	$-
Work in progress	4,602,609	-
Finished goods	-	-
Total inventories	$5,558,996	$-

Common Stock Warrants – We account for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. This assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability or requirements for equity classification, including whether the warrants are indexed to the Company’s Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have determined that the Private Warrants and Public Warrants should be accounted for as liabilities. The Private Warrants and Public Warrants were initially recorded at their estimated fair value on the Closing Date and are then re-valued at each reporting date thereafter, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement). The Public Warrants are valued using their publicly-traded price at each measurement date (a Level 1 measurement).

We determined that the Debenture Warrants meet the criteria for equity classification. The Debenture Warrants were recorded as a component of additional paid-in capital at the Closing Date using their estimated fair value upon issuance determined using a Monte Carlo valuation model (a Level 3 measurement).

Earnout Shares – Earnout shares, issuable to former holders of Nauticus Robotics Holdings, Inc.’s Common Stock, are held in escrow. The Earnout Shares will be released upon occurrence of a Triggering Event within five years of the Closing Date. The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity (deficit), recognized at fair value upon the closing of the Business Combination and will not be subsequently remeasured. Their estimated fair value upon issuance was determined using a Monte Carlo valuation model (a Level 3 measurement).

Convertible Instruments – In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, which meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.

The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares.

The Company elected to early adopt ASU 2020-06 as of January 1, 2021 using the modified retrospective method. Adoption of this new guidance had no impact on prior year retained earnings as we have stated the convertible debt instruments at their face value in prior period financial statements without bifurcation. Adoption of this guidance had no impact on Company financial statements at the date of adoption but is applicable to newly issued instruments.

Capitalized Interest – The Company capitalizes interest costs incurred to work in process during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. During the three months and nine months ended September 30, 2022, the Company capitalized interest totaling $265,650 and $350,857, respectively, to work in process attributable to inventories and property and equipment. No amounts of interest were capitalized during the three and nine months ended September 30, 2021.

Earnings (Loss) per Share - Basic earnings per share is computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that could have been outstanding assuming the exercise of stock options and warrants (determined using the treasury stock method) and conversion of convertible debt. The Earnout Shares, which are subject to forfeiture if the achievement of certain stock price thresholds is not met, are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of calculating loss per share.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the three months and nine months ended September 30, 2022, sales to two customers accounted for 99% and 96% of total revenue, respectively. The total balance due from these customers as of September 30, 2022 comprised 96% of accounts receivable. During the three months ended September 30, 2021, sales to two customers accounted for 91% and 7% of total revenue, respectively. During the nine months ended September 30, 2021, sales to two customers accounted for 85% and 14% of total revenue, respectively. The total balances due from these customers as of December 31, 2021, made up 86% of accounts receivable. No other customer represented more than 10% of our revenue. Loss of these customers could have a material adverse impact on the Company.

Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current-period presentation.

Recent Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which replaces the existing incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted this standard on January 1, 2022. There was no impact from the adoption of this standard on our condensed consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements.

3. Revenue

The following table presents the components of our revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost plus fixed fee	$1,847,250	$890,565	$5,482,569	$1,060,101
Firm fixed-price	756,027	704,746	1,589,565	1,807,279
Firm fixed-price-vehicle lease	378,333	378,333	1,135,000	378,333
Total	$2,981,610	$1,973,644	$8,207,134	$3,245,713

In June 2021, we signed a Subcontractor Agreement with an unrelated third party to provide engineering, design, development, and other services which also includes a lease for an Aquanaut vehicle (“Vehicle Lease”). The Vehicle Lease is for a total of $2,270,000, or $126,111 per month for 18 months. Service revenue for the Vehicle Lease totaled $378,333 and $1,153,000, respectively, for the three and nine months ended September 30, 2022. Service revenue for the Vehicle Lease totaled $378,333 for the three and nine months ended September 30, 2021. The Vehicle Lease is classified as an operating lease and revenue is recognized on a straight-line basis over the lease term. Estimated future revenue under the Vehicle Lease totaling $378,333 is expected to be recognized in the fourth quarter of 2022.

Contract Balances – Accounts receivable, net at September 30, 2022 totaled $637,350 due from customers for contract billings and is expected to be collected within the next three to six months. At December 31, 2021, accounts receivable, net totaled $794,136. The decrease in accounts receivable at September 30, 2022 as compared with December 31, 2021 corresponds to the timing of the collections between periods. At September 30, 2022 and December 31, 2021, allowances for doubtful accounts included in accounts receivable totaled $17,827 and $0, respectively. Bad debt expense was $0 and $17,827, respectively, for the three months and nine months ended September 30, 2022. There was no bad debt expense recorded for the nine months ended September 30, 2021.

Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets decreased $409,431 in the first nine months of 2022, primarily due to the timing of the billing for the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations.

Contract liabilities include billings in excess of revenue recognized and accrual of certain contract obligations. The Company had no contract liabilities at September 30, 2022. Contract liabilities at December 31, 2021 included $306,791 of billings in excess of revenue recognized and $67,000 for contract completion obligations associated with a customer contract for a modified Aquanaut vehicle, both amounts included in accrued liabilities at December 31, 2021. These amounts were recognized in the condensed consolidated statements of operations during the nine months ended September 30, 2022.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unfulfilled Performance Obligations – As of September 30, 2022, we expect to recognize approximately $65.7 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers, including $54.2 million for the Triumph Subsea Construction Limited sales contract discussed in Note 1. The following table summarizes the expected revenue from our unfulfilled performance obligations as of September 30, 2022:

	Expected Revenue from Unfulfilled Performance Obligations by Period
($ in millions)	Total	Remainder of 2022	2023	2024	2025

Unfulfilled performance obligations:
Triumph Subsea Construction Limited	$54.2	$-	$27.1	$13.6	$13.5
All other performance obligations	11.5	2.4	4.0	5.1	-
Total unfulfilled performance obligations	$65.7	$2.4	$31.1	$18.7	$13.5

If any of our contracts were to be modified or terminated, the expected value of the unfulfilled performance obligations of such contracts would be reduced.

4. Property and Equipment

Property and equipment consisted of the following:

	Useful	September 30,	December 31,
	Life (years)	2022	2021
Leasehold improvements	5.1	$789,839	$789,839
Property & equipment	5	1,968,677	1,216,609
Technology hardware equipment	5	1,181,094	773,535
Total		3,939,610	2,779,983
Less accumulated depreciation		(1,863,199)	(1,492,892)
Construction in progress		7,569,324	150,220
Total property and equipment, net		$9,645,735	$1,437,311

5. Notes Payable

Notes payable consisted of the following:

	September 30, 2022	December 31, 2021
Convertible secured debentures	$36,530,320	$-
RCB Equities #1, LLC term loan credit agreement	-	14,708,333
Contingently convertible promissory notes:
Schlumberger Technology Corp.	-	1,500,000
Transocean Inc.	-	1,500,000
Goradia Capital LLC	-	5,000,000
Material Impact Fund II, LP	-	5,000,000
In-Q-Tel, Inc.	-	250,000
Total	36,530,320	27,958,333
Less: debt discount, net	(16,102,508)	-
Less: current portion	-	(13,250,000)
Total notes payable – long-term	$20,427,812	$14,708,333

Convertible Note Obligations – As of December 31, 2021, Nauticus Robotics Holdings, Inc. was obligated under five contingently convertible note obligations bearing interest at interest rates ranging from 4.25% to 10% per annum. Each of these contingently convertible note obligations were converted into shares of Nauticus Robotics Holdings, Inc. Common Stock in accordance with the terms of each such note upon closing of the Business Combination. Each share of Nauticus Robotics Holdings, Inc. Common Stock received was converted into (i) an aggregate of 5,299,546 shares of Common Stock and (ii) a pro-rata number of the total Earnout Shares in the Business Combination.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Upon closing of the Business Combination, we issued Debentures having an aggregate gross principal amount of $36,530,320 together with 2,922,425 Debenture Warrants for proceeds of $35,800,000 inclusive of a 2% original issue discount. The fair value of the Debenture Warrants was estimated to be $15,566,134 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. This amount was recorded in equity and, together with the original issue discount, was recognized as a debt discount upon issuance totaling $16,296,454.

The Debentures may be converted at the holders’ option at 120% of the principal amount at a conversion price of $15.00 or 2,922,425 shares of Common Stock. The conversion price may be adjusted downward for certain events including the issuance by the Company of dilutive instruments below the current conversion price. Interest accrues on the outstanding principal amount of the Debentures at 5% per annum, payable quarterly. The Debentures are secured by first priority interests, and liens on, all our assets, and mature on the fourth anniversary of the date of issuance, September 9, 2026.

The Debenture Warrants contain similar anti-dilution provisions and are exercisable initially at $20 per share over their ten-year term at the holders’ option (further terms of the Debenture Warrants are discussed in Note 10).

The debt discount is being accreted to interest expense over the four-year term of the Debentures. We recorded $193,946 of debt discount accretion in the three months ended September 30, 2022. The Debentures’ effective interest rate is approximately 15.9%.

RCB Equities #1, LLC Term Loan Credit Agreement – On December 16, 2021, we entered into a Term Loan Credit Agreement with RCB Equities #1, LLC (“RCB”) in the amount of $15,000,000 to provide funds for the Company’s working capital and general corporate purposes. The note bore interest at 13% per annum and was payable in 18 monthly installments of interest only through its maturity date of June 16, 2023. A 2% commitment fee totaling $300,000 was paid upon loan inception and reported as a debt discount. There was also a 5% exit fee, accrued over the note term, totaling $750,000.

On August 18, 2022, we signed an amendment to the note with RCB providing for an additional borrowing of $2,000,000, with no interest and a maturity date of 60 days from the funding date. We paid a $33,000 origination fee with an additional $100,000 fee due upon repayment.

The RCB note, as amended, was repaid in full including all accrued and unpaid interest and fees on September 12, 2022.

6. Leases

The Company leases its office and manufacturing facility under a 64-month operating lease expiring April 30, 2024. The lease includes rent escalations and chargebacks to the Company for build-out costs. The right-of-use asset and lease liability amounts were determined using an 8% discount rate which was the interest rate related to the leasehold improvement obligation.

The operating lease includes a leasehold improvement obligation which bears interest at 8% and matures on April 30, 2024. The balance of this obligation was $66,869 and $96,375 as of September 30, 2022, and December 31, 2021, respectively, and is included in operating lease liabilities in the condensed consolidated balance sheets. Total operating lease expense, which is accounted for in cost of revenue on the condensed consolidated statement of operations, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed lease expense	$71,871	$67,692	$208,506	$206,924
Variable lease expense	44,508	44,508	133,524	136,310
Total	$116,379	$112,200	$342,030	$343,234

7. Commitments and Contingencies

Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.

8. Income Taxes

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the three or nine months ended September 30, 2022 or 2021. The Company has a full valuation allowance against its deferred tax assets as of September 30, 2022 and December 31, 2021, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Equity

Common Stock – A total of 47,250,771 shares of Common Stock were outstanding at September 30, 2022. Former holders of CLAQ common stock hold a total of 6,619,490 shares of Common Stock as a result of the Business Combination.

Series A and Series B Preferred Stock – The Company had 334,800 shares of Series A Preferred Stock and 725,426 shares of Series B Preferred Stock outstanding prior to the Business Combination. Nauticus Robotics Holdings, Inc. Common Stock was issued in connection with the Nauticus Preferred Stock Conversion. Each share of Nauticus Robotics Holdings, Inc. Common Stock was converted into (i) an aggregate of 15,062,525 shares of Common Stock and (ii) a pro-rata number of the total Earnout Shares in the Business Combination.

Common Stock Repurchase Agreements – Prior to the Business Combination, Nauticus Robotics Holdings, Inc. had agreements with its stockholders and option holders for the repurchase of up to 950,000 shares of outstanding common stock at prices based upon agreed valuation formulas. These agreements were terminated at the closing of the Business Combination.

Common Stock Equity PIPE – At closing, we received proceeds from Private Investment in a Public Entity subscribers (“PIPE Investment”) consisting of the issuance of 3,100,000 shares of Common Stock, for a purchase price of $10.00 per share, for an aggregate of $31 million.

Earnout Shares - Following the closing of the Business Combination, former holders of shares of Nauticus Robotics Holdings, Inc. Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 7,499,993 Earnout Shares which are held in escrow. The Earnout Shares will be released from escrow upon occurrence of certain Triggering Events. At September 30, 2022, the earnout targets have not been achieved and the Earnout Shares remain in escrow.

The Earnout Shares were classified in stockholders’ equity (deficit) and recognized at their fair value upon issuance totaling $4,957,366. Their estimated fair value upon issuance was determined using a Monte Carlo valuation model which simulated our stock price and the timing of the lapse of the transfer restrictions. The issuance of the Earnout Shares was treated as a deemed dividend. Because the Company does not have retained earnings, the issuance was recorded within additional paid-in capital.

10. Warrants

Public Warrants – We assumed 8,625,000 Public Warrants in the Business Combination which remained outstanding as of September 30, 2022. Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Public Warrants on a cashless basis pursuant to an available exemption from exemption under the Securities Act. The Public Warrants expire on the fifth anniversary of our completion of the Business Combination, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.

We may redeem the outstanding Public Warrants, in whole and not in part, at a price of $0.01 per warrant:

●	at any time after the Public Warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the shares of Common Stock equals or exceeds $16.50 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events), for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If we call the Public Warrants for redemption as described above, we have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The exercise price and number of shares of Common Stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation.

The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2022 at $2,242,500 based on their publicly-traded price. The change in value of the Public Warrants during the three months ended September 30, 2022 totaled $(603,750) and was reported with other (income) expense in our condensed consolidated statements of operations.

Private Warrants – We assumed 7,175,000 Private Warrants in the Business Combination which remained outstanding as of September 30, 2022. The Private Warrants are exercisable for one share of Common Stock at an exercise price of $11.50 and are identical in all material respects to the Public Warrants except that such Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.

The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2022 at $1,906,057 based on their publicly-traded price. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $3.61, no assumed dividends, a risk-free rate of 4.06% and implied volatility of 36.7%. The change in value of the Private Warrants during the three months ended September 30, 2022 totaled $(525,839) and was reported with other (income) expense in our condensed consolidated statements of operations.

Debenture Warrants – Concurrent with the Closing and pursuant to the Securities Purchase Agreement, we issued 2,922,425 Debenture Warrants. The Debenture Warrants are exercisable for one share of Common Stock at a price of $20.00. If a registration statement covering the shares of Common Stock issuable upon exercise of the Debenture Warrants is not effective upon the registered holder’s election to exercise, the holder may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise their Debenture Warrants on a cashless basis pursuant to an available exemption from exemption under the Securities Act. The Debenture Warrants expire ten years after their initial issuance date, or earlier upon redemption or liquidation.

The Debenture Warrants qualified for equity classification. Their fair value at their issuance date totaled $15,566,134 and was estimated using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. The Debenture Warrants were recorded as a component of additional paid-in capital and recorded as a debt discount against the Debentures. The Debenture Warrants are accounted for within equity in our condensed consolidated balance sheets.

The exercise price of the Debenture Warrants is subject to (i) customary anti-dilution adjustments; and (ii) in the case of a subsequent equity sale at a per share price below the exercise price, the exercise price of the associated warrant will be adjusted to such lower price, and the number of shares underlying the warrant will increase proportionately. In the event of a rights offering or dividend, the warrant holder will be treated as though the shares underlying the warrants, he/she holds were outstanding. These warrants can be exercised on a cashless basis.

11. Stock-Based Compensation

On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our board of directors ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. At September 30, 2022, 4,162,044 equity units were available for future issuance under the Omnibus Incentive Plan.

At the Closing Date of the Business Combination, Nauticus Robotics Holdings, Inc. had 279,464 options outstanding for the purchase of its common stock. The outstanding options were converted into 3,970,266 options to purchase shares of our Common Stock. Outstanding options vest assuming continuous service to the Company with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of grant. During the vesting period, holders have no rights of a stockholder with respect to the shares of Common Stock subject to an option and the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested options are forfeited upon termination of employment.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Compensation expense for option awards totaled $235,593 and $624,407 for the three months and nine months ended September 30, 2022, respectively and $117,571 and $325,935 for the three months and nine months ended September 30, 2021, respectively. The compensation expense is accounted for in general and administrative expenses on the condensed consolidated statement of operations. As of September 30, 2022, there was $1,584,941 of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of 2.79 years.

The following table summarizes options outstanding, as well as activity for the periods presented:

		Weighted Average	Weighted Average
		Grant Date	Exercise
	Options	Fair Value	Price
Outstanding as of December 31, 2020	2,345,559	$0.77	$1.59
Granted	1,049,180	$0.99	$1.94
Cancelled	(34,807)	$0.85	$1.77
Outstanding as of September 30, 2021	3,359,932	$0.83	$1.70

Outstanding as of December 31, 2021	3,949,158	$0.91	$1.84
Granted	166,927	$1.31	$2.50
Forfeited	(174,817)	$1.03	$2.25
Cancelled	(7,103)	$0.78	$1.94
Outstanding as of September 30, 2022	3,934,165	$0.87	$1.86

The remaining weighted average contractual life of exercisable options at September 30, 2022 was 6.50 years.

12. Related Party Transactions

Contingently Convertible Promissory Notes – As discussed in Note 5, upon consummation of the Business Combination outstanding contingently convertible promissory notes, including those held by related parties Schlumberger Technology Corporation and Transocean Ltd., were converted into Common Stock.

Series A and Series B Preferred Stock – As discussed in Note 9, upon consummation of the Business Combination outstanding Series A and Series B Preferred Stock held by related parties Schlumberger Technology Corporation and Transocean Ltd. were converted into Common Stock.

Revenue and Accounts Receivable – Revenue from Transocean Ltd. for contract services and products totaled $17,000 and $210,400 for the three months and nine months ended September 30, 2022, respectively and $176,113 and $446,619 for the three months and nine months ended September 30, 2021, respectively. Accounts receivable included $7,400 and $0 outstanding from Transocean Ltd. at September 30, 2022 and December 31, 2021, respectively.

PIPE Investment and Securities Purchase Agreement – Concurrent with the closing of the Business Combination, the Company received (i) $2,500,000 from related party Material Impact Fund II, L.P. as their contribution to the PIPE Investment, (ii) $7,500,000 from related party Schlumberger Technology Corporation as their contribution to the PIPE Investment, (iii) $7,500,000 from related party Transocean Ltd. as their contribution to the PIPE Investment, and (iv) $5,102,000 from related party Material Impact Fund II, L.P. pursuant to the Securities Purchase Agreement.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Earnings (Loss) Per Share

Following is the computation of earnings (loss) per basic and diluted share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(6,083,670)	$(1,298,122)	$(12,944,628)	$(3,892,715)
Less: deemed dividend for Earnout Shares	(4,957,366)	-	(4,957,366)	-
Net loss attributable to common stockholders	$(11,041,036)	$(1,298,122)	$(17,901,994)	$(3,892,715)
Denominator:
Weighted average shares used to compute basic and diluted EPS	16,535,661	9,637,962	11,983,183	9,637,962

Basic and diluted earnings (loss) per share	$(0.67)	$(0.13)	$(1.49)	$(0.40)

Anti-dilutive securities excluded from shares outstanding:
Stock options	3,934,165	3,359,932	3,934,165	3,359,932
Warrants	18,722,425	-	18,722,425	-
Earnout shares	7,499,993	-	7,499,993	-
Debentures	2,922,425	-	2,922,425	-
Total	33,079,008	3,359,932	33,079,008	3,359,932

14. Fair Value Measurements

The Company measures and reports certain financial and non-financial assets and liabilities on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels related to fair value measurements are as follows:

Level 1 –	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The estimated fair values of accounts receivable, contract assets, accounts payable, accrued expenses, and indebtedness with unrelated parties approximate their carrying amounts due to the relatively short maturity or time to maturity of these instruments. Notes payable with related parties may not be arms-length transactions and therefore, may not reflect fair value. The estimated fair value of the Debentures approximates their carrying amount due to their recent issuance.

The Company’s non-financial assets measured at fair value on non-recurring basis include stock-based compensation awards, valuations of Debenture Warrants and Earnout Shares. These are considered Level 3 measurements as they involve significant unobservable inputs.

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for periods presented:

	Fair Value as of September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liability - Public Warrants	$2,242,500	$2,242,500	$-	$-
Warrant liability - Private Warrants	1,906,056	-	-	1,906,056
Total	$4,148,556	$2,242,500	$-	$1,906,056

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

Warrant
Liability
Balance, January 1, 2022	$-
Assumption of Public and Private Warrants in Business Combination	5,278,145
Change in fair value of warrant liabilities	(1,129,589)
Balance, September 30, 2022	$4,148,556

15. Subsequent Events

In preparing the condensed consolidated financial statements, the Company evaluated all subsequent events and transactions for potential recognition or disclosure up to the date that the condensed consolidated financial statements were issued.

* * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Explanatory Note

On September 9, 2022 (the “Closing Date”), Nauticus Robotics, Inc. consummated its Business Combination pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement,” and together with any amendments, the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”) with CleanTech Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of CLAQ (as defined below) (“Merger Sub”), and Nauticus Robotics, Inc., a Texas corporation (after to the Closing Date, “Nauticus Robotics Holdings, Inc.”). Pursuant to the terms of the Merger Agreement, a business combination between CLAQ and Nauticus Robotics Holdings, Inc. was effected through the merger of Merger Sub with and into Nauticus Robotics Holdings, Inc., with Nauticus Robotics Holdings, Inc. surviving the merger as a wholly owned subsidiary of CLAQ. On the Closing Date, CLAQ was renamed “Nauticus Robotics, Inc.” and the previous Nauticus Robotics, Inc. was renamed “Nauticus Robotics Holdings, Inc.”

The Business Combination was accounted for as a reverse recapitalization under GAAP. Nauticus Robotics Holdings Inc. was determined to be the accounting acquirer and CLAQ was treated as the acquired company for financial reporting purposes. Accordingly, the financial statements of the combined company represent a continuation of the financial statements of Nauticus Robotics Holdings Inc.

Overview

Nauticus Robotics, Inc. (the “Company”, “our”, or “we”) is a developer of ocean robots, cloud software, and services delivered to the ocean industry. We were initially incorporated as CleanTech Acquisition Corp. (“CLAQ” or “CleanTech”) under the laws of the State of Delaware on June 18, 2020. The Company’s principal corporate offices are located in Webster, Texas Our services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, as well as to improve offshore health, safety, and environmental exposure.

Our subsea robotic product, Aquanaut, is a vehicle that begins its mission in a hydrodynamically efficient configuration which enables efficient transit to the worksite (i.e., operating as an autonomous underwater vehicle, or “AUV”). During transit (operating in survey mode), Aquanaut’s sensor suite provides capability to observe and inspect subsea assets or other subsea features. Once it arrives at the worksite, Aquanaut transforms its hull configuration to expose two work-class capable, electric manipulators that can perform dexterous tasks with (supervised), or without (autonomous), direct human involvement. In this intervention mode, the vehicle has capabilities similar to a conventional remotely operated vehicle (“ROV”). The ability to operate in both AUV and ROV modes is a quality unique to our subsea robot and is protected under a U.S. patent. To take advantage of these special configuration qualities, we have developed underwater acoustic communication technology, called Wavelink, our over-the-horizon remote connectivity solution, which removes the need for long umbilicals to connect the robot with topside vessels. Eliminating these umbilicals and communicating with the robot through acoustic or other latent, laser, or RF methods reduces much of the system infrastructure that is currently required for ROV servicing operations and is core to our value proposition.

The component technologies that comprise the Aquanaut are also marketable to the existing worldwide ROV fleet. Aquanaut’s perception and machine learning software technologies combined with its perception and electric manipulators can be retrofitted on existing ROV platforms to improve their ability to perform subsea maintenance activities. The Argonaut, a derivative product of the Aquanaut, is aligned to non-industrial, government applications. This vehicle embodies nearly all of the Aquanaut’s core technologies but varies in form and function necessary to perform specialized missions.

Our key technologies are autonomous platforms, acoustic communications networks, electric manipulators, AI-based perception and control software, and high-definition workspace sensors. Implementation of these technologies enables operations to reduced costs over conventional methods.

Basis of Presentation – The Business Combination was accounted for as a reverse business combination with Nauticus Robotics Holdings Inc. as the accounting acquirer and CLAQ as the accounting acquiree. Our unaudited condensed consolidated financial statements reflect the financial condition, results of operations, cash flows and changes in equity (deficit) of Nauticus Robotics Holdings Inc. for periods until September 9, 2022, the Closing Date of the Business Combination, and the condensed consolidated results of operations, cash flows and changes in stockholders’ equity (deficit) of Nauticus Robotics, Inc. and its consolidated subsidiary, Nauticus Robotics Holdings, Inc. for the period from September 10, 2022 through September 30, 2022. All intercompany balances and transactions have been eliminated in the preparation of these condensed consolidated financial statements.

Impact of COVID-19 Pandemic on Business – The global spread of COVID-19 has created significant market volatility and economic uncertainty and disruption during 2021 and continuing into 2022. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers any of which adversely affects our business, results of operations and financial condition. The duration and extent of the COVID-19 pandemic and its impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

Liquidity – The Company has had recurring losses and negative cash flows since inception. As such, the Company has been dependent on debt and equity funding to meet its development efforts. The Company continues to develop its principal products and conducts extensive research and development activities.

On August 29, 2022, we amended an existing sales contract with Triumph Subsea Construction Limited, which provides for the sale of four Aquanaut systems for a total of $54.2 million. The amended terms shifted the customer’s milestone payments into late 2022 and through 2024, while also shifting the delivery of the initial two Aquanaut systems to late 2023, with the subsequent units being delivered in late 2024. The change in milestone payments and delivery dates will also adjust the timing of the associated future revenue recognition, with $7.7 million of revenue moving from 2022 into 2023. Future contract amendments to accommodate the customer’s delivery needs, supply chain constraints, or market conditions may result in further adjustments to the timing or ability of the Company to recognize revenue from this contract.

Management believes that available cash on-hand together with the revenue from its existing and new contracts and the ability to reduce costs as necessary, will provide it with sufficient cash from operations to meet its obligations for at least one year from the issuance date of this report.

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

The following table sets forth summarized condensed consolidated financial information:

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue
Service	$2,964,610	$1,844,422	$1,120,188	61%	$7,996,734	$2,799,113	$5,197,621	186%
Service - related party	17,000	129,222	(112,222)	-87%	210,400	446,600	(236,200)	-53%
Total revenue	2,981,610	1,973,644	1,007,966	51%	8,207,134	3,245,713	4,961,421	153%

Costs and Expenses
Cost of revenue	3,781,224	1,446,979	2,334,245	161%	8,220,447	3,609,236	4,611,211	128%
Depreciation and amortization	141,901	88,531	53,370	60%	370,306	263,032	107,274	41%
Research and development	242,996	741,558	(498,562)	-67%	2,094,278	2,411,100	(316,822)	-13%
General and administrative	4,861,319	770,066	4,091,253	531%	8,778,498	2,066,941	6,711,557	325%
Total costs and expenses	9,027,440	3,047,134	5,980,306	196%	19,463,529	8,350,309	11,113,220	133%

Operating loss	(6,045,830)	(1,073,490)	(4,972,340)	463%	(11,256,395)	(5,104,596)	(6,151,799)	121%

Other income, net	(234,597)	1,140	(235,737)	-20679%	(239,838)	(1,573,748)	1,333,910	-85%
Change in fair value of warrant liabilities	(1,129,589)	-	(1,129,589)	100%	(1,129,589)	-	(1,129,589)	100%
Interest expense, net	1,402,026	223,492	1,178,534	527%	3,057,660	361,867	2,695,793	745%

Net loss	$(6,083,670)	$(1,298,122)	$(4,785,548)	369%	$(12,944,628)	$(3,892,715)	$(9,051,913)	233%

Revenue. For the three months ended September 30, 2022, net revenue increased by $1.0 million, or 51%, to $3.0 million for 2022, as compared to $2.0 million for 2021. The increase in revenue is primarily attributable to the addition of revenue from two new service contracts and increased performance on an existing service contract, including the continued lease of an Aquanaut vehicle during 2022.

For the nine months ended September 30, 2022, net revenue increased by $5.0 million, or 153%, to $8.2 million for 2022, as compared to $3.2 million for 2021. The increase in revenue is primarily attributable to the addition of revenue from four service contracts, including the continued lease of an Aquanaut vehicle, during 2022.

Cost of revenue. For the three months ended September 30, 2022, cost of revenue increased by $2.3 million, or 161%, to $3.8 million for 2022, as compared to $1.4 million for 2021. The increase in cost of revenue is primarily attributable to the addition of executing the three service contracts from the prior year discussed above. Also included in cost revenue is a one-time bonus expense of approximately $1.2 million for the successful completion of the Merger.

For the nine months ended September 30, 2022, cost of revenue increased by $4.6 million, or 128%, to $8.2 million for 2022, as compared to $3.6 million for 2021. The increase in cost of revenue is attributable to the addition of executing four service contracts from the prior year discussed above. Also included in cost revenue is a one-time bonus of approximately $1.2 million for the successful completion of the Merger.

Depreciation. For the three months ended September 30, 2022, depreciation increased by $53 thousand, or 60%, to $142 thousand for 2022, as compared to $89 thousand for 2021 primarily due to increased investment in operational assets.

For the nine months ended September 30, 2022, depreciation increased by $107 thousand, or 41%, to $370 thousand for 2022, as compared to $263 thousand for 2021 primarily due to increased investment in operational assets.

Research and development. For the three months ended September 30, 2022, total research and development expenses decreased by $0.5 million, or 67%, to $0.2 million for 2022, as compared to $0.7 million for 2021. The decrease was due primarily to the Company meeting technological feasibility on both hardware and software development.

For the nine months ended September 30, 2022, total research and development expenses decreased by $0.3 million, or 13%, to $2.1 million for 2022, as compared to $2.4 million for 2021. The decrease was due primarily to the Company meeting technological feasibility on both hardware and software development.

General and administrative. For the three months ended September 30, 2022, total general and administrative expenses increased by $4.1 million, or 531%, to $4.9 million for 2022, as compared to $0.8 million for 2021. General and administrative expenses increased primarily due to an increase in company headcount, sales and marketing expense, professional fees and other costs incurred in preparation for the Business Combination transaction with CleanTech. Also included in general and administrative expense is a one-time bonus of approximately $1.5 million for the successful completion of the Merger.

For the nine months ended September 30, 2022, total general and administrative expenses increased by $6.7 million, or 325%, to $8.8 million for 2022, as compared to $2.1 million for 2021. General and administrative expenses increased primarily due to an increase in company headcount, sales and marketing expense, professional fees and other costs incurred in preparation for the business combination transaction with CleanTech. Also included in general and administrative expense is a one-time bonus expense of approximately $1.5 million for the successful completion of the Merger.

Other income, net. For the three months ended September 30, 2022, other income, net increased by $236 thousand to $235 thousand for 2022 as compared to $1 thousand of other expense, net in 2021. The increase was due primarily to miscellaneous receipts and asset sales.

For the nine months ended September 30, 2022, other income, net decreased by $1,334 thousand to $240 thousand for 2022 as compared to $1,574 thousand in 2021. The decrease was due primarily to the recognition of the Paycheck Protection Program or (PPP) loan during the first and second quarter of 2021.

Change in fair value of warrant liabilities. For the three months ended September 30, 2022, change in fair value of warrant liabilities decreased by $1,130 thousand to $(1,130) thousand of other (income) expense in 2022 as compared to $0 in 2021. This increase was due to the change in mark-to-market value of the public warrants assumed by the Company in the Business Combination.

For the nine months ended September 30, 2022, change in fair value of warrant liabilities decreased by $1,130 thousand to $(1,130) thousand of other (income) expense in 2022 as compared to $0 in 2021. This increase was due to the change in mark-to-market value of the public warrants assumed by the Company in the Business Combination.

Interest expense, net. For the three months ended September 30, 2022, interest expense, net increased by $1,179 thousand to $1,402 thousand for 2022 as compared to $223 thousand in 2021. Interest expense, net increased due to an increase in indebtedness entered into by the Company during the third and fourth quarter of 2021.

For the nine months ended September 30, 2022, interest expense, net increased by $2,696 thousand to $3,058 thousand for 2022 as compared to $362 thousand in 2021. Interest expense, net increased due to an increase in indebtedness entered into by the Company during the third and fourth quarter of 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had $35,928,218 of cash and cash equivalents. The cash equivalents consist of money market funds.

Significant sources and uses of cash during the first nine months of 2022.

Sources of cash:

●	We received net proceeds of $53.3 million from debt and equity financing, net of equity issuance costs.

Uses of cash:

●	Cash used in operating activities was $31.5 million, which included $19.1 million invested in working capital.

●	Cash used in investing activities for Capital expenditures were $6.8 million.

●	Cash used in financing activities in payment of debt obligations was $17.9 million

Future sources and uses of cash. Our capital requirements will depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. To date, our principal sources of liquidity have been proceeds received from the issuance of debt and equity funding and cash flow from our operations.

Currently, the Company does not generate sufficient revenue from its sales of subsea robots, services, and software to cover operating expenses, working capital and capital expenditures. We may raise additional funding to finance our operations and to execute our growth objectives. This additional funding may be obtained through the issuance of debt or equity securities.

Indebtedness. The Company’s indebtedness at September 30, 2022 is presented in Item I, “Financial Statements – Note 5 – Notes Payable” and our lease obligations are presented in Item I, “Financial Statements—Note 6 – Leases.”

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the previously disclosed material weakness in our internal control over financial reporting discussed below, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously identified material weakness. In 2021, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act of 2002. This material weakness related to a lack of qualified accounting and financial reporting personnel with an appropriate level of experience and inadequate procedures for the accounting close process including obtaining information supporting significant accounting estimates and judgments affecting the financial statements on a timely basis. As a result, our management concluded that a material weakness existed in its internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Through the nine months ended September 30, 2022, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel, as well as designing and implementing additional controls over financial reporting, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Our remediation activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting.

Changes in internal control over financial reporting. We implemented changes to our internal control over financial reporting regarding our close procedures including adding qualified staffing to address segregation of duties concerns. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control. The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the definitive proxy statement/prospectus with respect to our Business Combination with CLAQ, filed with the SEC on August 15, 2022. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the execution of the Merger Agreement, CLAQ entered into subscription agreements (collectively, the “Subscription Agreements”) with certain parties subscribing for shares of Common Stock (the “Subscribers”) pursuant to which the Subscribers have agreed to purchase, and CLAQ has agreed to sell to the Subscribers, an aggregate of 3,100,000 shares of Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $31 million (the “Equity Financing”). At the Closing, we issued 3,100,000 shares of Common Stock to the Subscribers. The Subscription Agreements contain customary representations and warranties and provide for certain customary registration rights with respect to the shares issued thereunder.

In connection with the execution of the Merger Agreement, CLAQ and Nauticus Robotics Holdings, Inc. entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors purchasing up to an aggregate of $40.0 million in principal amount of the Debentures and the Debenture Warrants. Upon Closing, ATW Special Situations I LLC, Material Impact Fund II, L.P., and the 2022 SLS Family Irrevocable Trust, subscribed for Debentures in the aggregate principal amount of $36,530,320 (out of the aggregate $40.0 million) which is convertible into 2,922,425 shares of Common Stock and associated warrants for an additional 2,922,425 shares. We gave certain registration rights to ATW Special Situations I LLC, Material Impact Fund II, L.P., and the 2022 SLS Family Irrevocable Trust with respect to the shares of Common Stock underlying the Debentures and SPA Warrants.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe each of these transactions was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ Nicolaus Radford
Chief Executive Officer

Date:	November 14, 2022

By:	/s/ Rangan Padmanabhan
Chief Financial Officer

Date:	November 14, 2022