Form 10-Q/A
period 2022-09-30
Nauticus Robotics, Inc.
filed 2023-03-08
CIK 1849820

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of March 7, 2023, the registrant had 47,280,275 shares of common stock outstanding.

NAUTICUS ROBOTICS, INC.

FORM 10-Q

EXPLANATORY NOTE

Nauticus Robotics, Inc. (“we,” “our” or “us”) is filing the Amendment No. 1 (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Filing”), to amend and restate our financial statements and related footnote disclosures as of September 30, 2022. This Amendment also amends certain other items in the Original Filing, as listed in “Items Amended In This Filing” below.

This Amendment to the Original Filing amends our classification of certain warrants that were previously recorded as equity. The SPA Warrants (defined below), according to generally accepted accounting principles in the United States (“GAAP”) should have been classified as derivative warrant liabilities at fair value and marked to market at each reporting period, with changes in fair value recorded in earnings. The affected filing period is the quarterly unaudited financial statements as of September 30, 2022.

SEC Staff Accounting Bulletin No. 99, “Materiality,” and FASB, Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating errors is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual errors are material. The Company evaluated the corrections and has determined that the impact was material for the period ended September 30, 2022. The assessment resulted in the amendment of the previously reported financial statements reported in the Company’s Form 10-Q for the period ended September 30, 2022.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating in the affected periods.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the affected periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 Part 1 of this filing.

ITEMS AMENDED IN THIS FILING

The following items have been amended as a result of this restatement:

Refer to Note 2 - Previously Reported Financial Statements to the condensed consolidated financial statements included in this Amendment for additional information and for the summary of the accounting impacts of these adjustments to the Company’s financial statements as of and for the period ended September 30, 2022.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to November 14, 2022.

Our Principal Executive Officer and Principal Financial Officer are providing currently dated certifications in connection with this Amendment. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

ii

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
	(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$35,928,218	$20,952,867
Restricted certificate of deposit	251,236	251,236
Accounts receivable, net	637,350	794,136
Inventories	5,558,996	-
Contract assets	483,944	893,375
Prepaid insurance	2,598,380	67,219
Other Current assets	2,495,759	210,225
Total Current assets	47,953,883	23,169,058

Property and equipment, net	9,645,735	1,437,311
Operating lease right-of-use asset	368,116	513,763
Other assets	77,889	47,240

Total assets	$58,045,623	$25,167,372

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,786,544	$1,402,424
Accrued liabilities	1,171,597	1,576,433
Operating lease liabilities - current	399,892	353,598
Notes payable - current	-	10,250,000
Notes payable, related parties - current	-	3,000,000
Total Current Liabilities	4,358,033	16,582,455
Warrant liabilities	32,190,493	-
Operating lease liabilities - long-term	179,095	467,208
Notes payable - long-term, net of discount	15,044,835	14,708,333
Other liabilities	-	20,833
Total Liabilities	51,772,456	31,778,829

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares, authorized	-	-
Series A preferred stock, $0.01 par value; 0 and 334,800 shares, respectively, issued, and outstanding	-	3,348
Series B preferred stock, $0.01 par value; 0 and 725,426 shares, respectively, issued, and outstanding	-	7,254
Common stock, $0.0001 par value; 625,000,000 shares authorized, 47,250,771 and 13,527,810 shares issued, respectively, and 47,250,771 and 9,669,217 shares outstanding, respectively	4,725	967
Additional paid-in capital	66,150,428	33,221,505
Accumulated deficit	(59,881,986)	(39,844,531)
Total Stockholders’ Equity (Deficit)	6,273,167	(6,611,457)

Total Liabilities and Stockholders’ Equity (Deficit)	$58,045,623	$25,167,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Revenue:
Service	$2,964,610	$1,844,422	$7,996,734	$2,799,113
Service - related party	17,000	129,222	210,400	446,600
Total revenue	2,981,610	1,973,644	8,207,134	3,245,713

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	3,781,224	1,446,979	8,220,447	3,609,236
Depreciation and amortization	141,901	88,531	370,306	263,032
Research and development	242,996	741,558	2,094,278	2,411,100
General and administrative	4,861,319	770,066	8,778,498	2,066,941
Total costs and expenses	9,027,440	3,047,134	19,463,529	8,350,309

Operating loss	(6,045,830)	(1,073,490)	(11,256,395)	(5,104,596)

Other (income) expense:
Other income, net	(234,597)	1,140	(239,838)	(1,573,748)
Change in fair value, net of warrant liabilities	5,963,238	-	5,963,238	-
Interest expense, net	1,402,026	223,492	3,057,660	361,867
Total other (income) expense, net	7,130,667	224,632	8,781,060	(1,211,881)

Net loss	$(13,176,497)	$(1,298,122)	$(20,037,455)	$(3,892,715)

Basic and diluted earnings (loss) per share	$(1.10)	$(0.13)	$(2.09)	$(0.40)

Basic and diluted weighted average shares outstanding	16,535,661	9,637,962	11,983,183	9,637,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

(AS RESTATED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2020	334,800	$3,348	725,426	$7,254	9,637,962	$964	$23,276,615	$(24,716,902)	$(1,428,721)
Stock-based compensation	-	-	-	-	-	-	107,794	-	107,794
Net loss	-	-	-	-	-	-	-	(1,519,682)	(1,519,682)

Balance at March 31, 2021	334,800	3,348	725,426	7,254	9,637,962	964	23,384,409	(26,236,584)	(2,840,609)
Stock-based compensation	-	-	-	-	-	-	100,570	-	100,570
Net loss	-	-	-	-	-	-	-	(1,074,911)	(1,074,911)

Balance at June 30, 2021	334,800	3,348	725,426	7,254	9,637,962	964	23,484,979	(27,311,495)	(3,814,950)
Stock-based compensation	-	-	-	-	-	-	117,571	-	117,571
Net loss	-	-	-	-	-	-	-	(1,298,122)	(1,298,122)

Balance at September 30, 2021	334,800	$3,348	725,426	$7,254	9,637,962	$964	$23,602,550	$(28,609,617)	$(4,995,501)

Balance at December 31, 2021	334,800	$3,348	725,426	$7,254	9,669,217	$967	$33,221,505	$(39,844,531)	$(6,611,457)
Stock-based compensation	-	-	-	-	-	-	200,157	-	200,157
Net loss	-	-	-	-	-	-	-	(3,504,002)	(3,504,002)

Balance at March 31, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,421,662	(43,348,533)	(9,915,302)
Stock-based compensation	-	-	-	-	-	-	188,657	-	188,657
Net loss	-	-	-	-	-	-	-	(3,356,956)	(3,356,956)

Balance at June 30, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,610,319	(46,705,489)	(13,083,601)
Cancellation and exchange of convertible note in connection with reverse capitalization	-	-	-	-	5,299,546	530	14,548,384	-	14,548,914
Conversion of Series A preferred stock in connection with reverse recapitalization	(334,800)	(3,348)	-	-	4,756,470	476	2,872	-	-
Conversion of Series B preferred stock in connection with reverse recapitalization	-	-	(725,426)	(7,254)	10,306,055	1,030	6,224	-	-
Reverse recapitalization with Cleantech Acquisition Corp, net	-	-	-	-	6,619,490	662	(669,904)		(669,242)
Earnout shares placed in escrow	-	-	-	-	7,499,993	750	(750)	-	-
Issuance of common stock for PIPE Investment	-	-	-	-	3,100,000	310	30,999,690	-	31,000,000
Equity issuance costs	-	-	-	-	-	-	(12,582,000)		(12,582,000)
Stock-based compensation	-	-	-	-	-	-	235,593	-	235,593
Net loss	-	-	-	-	-	-	-	(13,176,497)	(13,176,497)

Balance at September 30, 2022 (As Restated)	-	$-	-	$-	47,250,771	$4,725	$66,150,428	$(59,881,986)	$6,273,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net loss	$(20,037,455)	$(3,892,715)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	370,306	263,032
Accretion of debt discount	464,779	-
Stock-based compensation	624,407	325,935
Change in fair value, net of warrant liabilities	5,963,238	-
Noncash impact of lease accounting	145,647	177,051
Other income - Paycheck Protection Program Loan forgiveness	-	(1,578,500)
Changes in operating assets and liabilities:
Accounts receivable	156,786	(991,666)
Inventories	(5,558,996)	-
Contract assets	409,431	(296,715)
Other assets	(4,817,187)	(271,597)
Accounts payable and accrued liabilities	(9,013,681)	738,285
Contract liabilities	-	1,482,096
Operating lease liabilities	(241,819)	(269,697)
Net cash from operating activities	(31,534,544)	(4,314,491)

Cash flows from investing activities:
Capital expenditures	(6,805,648)	(597,325)
Proceeds from restricted certificate of deposit	-	251,421
Net cash from investing activities	(6,805,648)	(345,904)

Cash flows from financing activities:
Proceeds from notes payable	2,000,000	10,000,000
Payments of note payable	(17,850,333)	(361,236)
Proceeds from Paycheck Protection Program Loan	-	1,578,500
Proceeds from reverse recapitalization with Cleantech Acquisition Corp, net	14,947,876	-
Proceeds from issuance of common stock for Pipe Investment	31,000,000	-
Proceeds from issuance of Debentures, net of discount	35,800,000	-
Payment of transaction costs on equity funding	(12,582,000)	-
Net cash from financing activities	53,315,543	11,217,264

Net change in cash and cash equivalents	14,975,351	6,556,869

Cash and cash equivalents, beginning of period	20,952,867	3,298,180
Cash and cash equivalents, end of period	$35,928,218	$9,855,049

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,108,819	$21,661
Cash paid for taxes	-	-
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	1,773,082	-
Conversion of convertible debt and interest expense to common stock	14,548,914	-
Conversion of Series A preferred stock in connection with reverse recapitalization	3,348	-
Conversion of Series B preferred stock in connection with reverse recapitalization	7,254	-
Private and Public Warrant Liabilities assumed in reverse recapitalization	5,278,145	-

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On September 9, 2022, the Company received from the Business Combination with CLAQ net cash of $14,947,876. The Company also assumed $30,157 in prepaids, $14,796,942 in accounts payable and accrued liabilities, $850,333 in notes payable and net equity of $(669,243).

CLAQ’s net cash at the Closing Date totaled $14,947,876. This amount, together with proceeds of the PIPE Investment, were available to repay certain indebtedness, transaction costs and for general corporate purposes.

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

Liquidity – The Company has had recurring losses and negative cash flows since its inception. The Company continues to develop its principal products and conduct research and development activities. Supply chain disruptions instigated production delays and have continued to impact the Company’s ability to deploy its products and realize product sale revenues. Management believes that available cash on hand, together with the revenue from its existing and anticipated new contracts, will provide it with sufficient cash from operations to meet its obligations for at least one year from the issuance date of this report, particularly when coupled with access to debt and equity capital markets and the reduction of operating costs, which consequently allows us to efficiently reallocate resources and focus on product developments that are closest to commercial deployment and market acceptance.

The Company has depended on debt and equity funding to meet its development and commercialization efforts. The Company may continue to access such markets if further delays in commercialization or customer adoption hamper its ability to deploy its technology and realize RaaS revenues, or if its cost reduction efforts (such as reducing the expenses the Company incurs for overhead and research and development efforts, which would allow it to reallocate such funds to products and services that are closer to completion, and subsequently more viable and profitable) are not sufficient to meet its obligations for at least one year from the issuance date of this report.

On August 29, 2022, we amended an existing sales contract with Triumph Subsea Construction Limited (“Triumph”), which provides for the sale of four Aquanaut systems for a total of $54.2 million over multiple years. Prior to making the first milestone payment, Triumph requested additional time to secure the financing required to perform under the terms of the agreement. The parties have agreed to negotiate in good faith to amend and restate the agreement but have not come to terms as of the date of this filing. If the parties cannot come to mutually agreeable terms, the agreement will be deemed breached by Triumph for failure to perform under the terms of the Agreement as amended. As of March 8, 2023, management has carefully considered all facts surrounding the Triumph contract and as such, the Company has removed the contract from its internal projections and excluded the associated revenues and costs until such time as there is an affirmative agreement, if any, on amended terms. Accordingly, we have excluded Triumph from the unfulfilled performance obligation table in Note 3.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 2 to Nauticus Robotics Holdings, Inc.’s financial statements in the definitive proxy statement/prospectus filed with the SEC on August 15, 2022. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2022.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

We have determined that the SPA Warrants (defined below) should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value on the Closing Date and are then re-valued at each reporting date thereafter, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. At the Closing Date, the SPA Warrants fair value upon issuance was estimated using a Monte Carlo valuation model (a Level 3 measurement).

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Earnings (Loss) per Share – Basic earnings per share is computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that could have been outstanding assuming the exercise of stock options and warrants (determined using the treasury stock method) and conversion of convertible debt. The Earnout Shares, which are subject to forfeiture if the achievement of certain stock price thresholds is not met, are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of calculating loss per share.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Restatement of prior financial information – This assessment of our SPA Warrants, which requires the use of professional judgment, was conducted at the time of warrant issuance. Pursuant to our policy for account for warrants and as preparation for the initial filing of Form 10-K at December 31, 2022, we have reassessed the classification of our SPA Warrants and determined the warrants according to ASC 815-40-15-7E should have been classified as derivative warrant liabilities at fair value and marked to market at each reporting period, with changes in fair value recorded in earnings. As a result, the SPA Warrants should be classified as liability rather than equity in our Form 10-Q issued for the period ended September 30, 2022. The Company in each subsequent quarter will continually review the classification of our warrants.

SEC Staff Accounting Bulletin No. 99, “Materiality,” and FASB, Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating errors is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual errors are material. The Company evaluated the corrections and has determined that the impact was material for the period ended September 30, 2022. The assessment resulted in the amendment of the previously reported financial statements reported in the Company’s Form 10-Q for the period ended September 30, 2022.

The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 9, 2022 at $20,949,110 and was estimated using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events.

The condensed consolidated financial statements and certain of the notes to the condensed consolidated financial statements as of and for the nine months ended September 30, 2022 have been restated to reflect the corrections. The impact of the restatement for the period ended September 30, 2022 is shown in the tables below and did not change the Company’s reported total assets, cash and cash equivalents, operating expenses, operating losses or cash flows from operations.

	As of September 30, 2022
	As Previously Reported	Adjustment	As Restated
Derivative warrant liability	4,148,556	28,041,937	32,190,493
Total liabilities	29,113,496	22,658,960	51,772,456
Additional paid-in capital	81,716,561	(15,566,133)	66,150,428
Accumulated deficit	(52,789,159)	(7,092,827)	(59,881,986)
Total stockholders' equity	28,932,127	(22,658,960)	6,273,167

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30, 2022
	As Previously Reported	Adjustment	As Restated
Statement of Operation data
Change in fair value of warrant liabilities	(1,129,589)	7,092,827	5,963,238
Total other (income) expense, net	1,688,233	7,092,827	8,781,060
Net Loss	(12,944,628)	(7,092,827)	(20,037,455)
Basic and diluted earnings (loss) per share	(1.49)	(0.60)	(2.09)

Statement of Cash Flow data
Net Loss	(12,944,628)	(7,092,827)	(20,037,455)
Change in fair value of warrant liabilities	(1,129,589)	7,092,827	5,963,238

3. Revenue

The following table presents the components of our revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost plus fixed fee	$1,847,250	$890,565	$5,482,569	$1,060,101
Firm fixed-price	756,027	704,746	1,589,565	1,807,279
Firm fixed-price-vehicle lease	378,333	378,333	1,135,000	378,333
Total	$2,981,610	$1,973,644	$8,207,134	$3,245,713

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Unfulfilled Performance Obligations – As of September 30, 2022, we expect to recognize approximately $11.5 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.

The following table summarizes the expected revenue from our unfulfilled performance obligations as of September 30, 2022:

	Expected Revenue from Unfulfilled Performance Obligations by Period
($ in millions)	Total	Remainder of 2022	2023	2024
Unfulfilled performance obligations:
Performance obligations	$11.5	$2.4	$4.0	$5.1

Total unfulfilled performance obligations	$11.5	$2.4	$4.0	$5.1

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Notes Payable

Notes payable consisted of the following:

	September 30, 2022	December 31, 2021
Convertible secured debentures	$36,530,320	$-
RCB Equities #1, LLC term loan credit agreement	-	14,708,333
Contingently convertible promissory notes:
Schlumberger Technology Corp.	-	1,500,000
Transocean Inc.	-	1,500,000
Goradia Capital LLC	-	5,000,000
Material Impact Fund II, LP	-	5,000,000
In-Q-Tel, Inc.	-	250,000
Total	36,530,320	27,958,333
Less: debt discount, net	(21,485,485)	-
Less: current portion	-	(13,250,000)
Total notes payable – long-term	$15,044,835	$14,708,333

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Upon closing of the Business Combination, we issued Debentures having an aggregate gross principal amount of $36,530,320 together with 2,922,425 SPA Warrants for proceeds of $35,800,000 inclusive of a 2% original issue discount. The fair value of the SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. This amount was recorded as a warrant liability and, together with the original issue discount, was recognized as a debt discount upon issuance totaling $21,679,716.

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

The SPA Warrants contain similar anti-dilution provisions and are exercisable initially at $20 per share over their ten-year term at the holders’ option (further terms of the SPA Warrants are discussed in Note 10).

The debt discount is being accreted to interest expense over the four-year term of the Debentures. We recorded $193,946 of debt discount accretion in the three months ended September 30, 2022. The Debentures’ effective interest rate is approximately 25.2%.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

SPA Warrants – Concurrent with the Closing and pursuant to the Securities Purchase Agreement, we issued 2,922,425 SPA Warrants. The SPA Warrants are exercisable for one share of Common Stock at a price of $20.00. If a registration statement covering the shares of Common Stock issuable upon exercise of the SPA Warrants is not effective upon the registered holder’s election to exercise, the holder may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise their SPA Warrants on a cashless basis pursuant to an available exemption from exemption under the Securities Act. The SPA Warrants expire ten years after their initial issuance date, or earlier upon redemption or liquidation.

The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2022 at $28,041,937 and was estimated using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. The change in value of the SPA Warrants during the three months ended September 30, 2022 totaled $7,092,827 and was reported with other (income) expense in our condensed consolidated statements of operations.

The exercise price of the SPA Warrants is subject to (i) customary anti-dilution adjustments; and (ii) in the case of a subsequent equity sale at a per share price below the exercise price, the exercise price of the associated warrant will be adjusted to such lower price, and the number of shares underlying the warrant will increase proportionately. In the event of a rights offering or dividend, the warrant holder will be treated as though the shares underlying the warrants, he/she holds were outstanding. These warrants can be exercised on a cashless basis.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

13. Earnings (Loss) Per Share

Following is the computation of earnings (loss) per basic and diluted share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(13,176,497)	$(1,298,122)	$(20,037,455)	$(3,892,715)
Less: deemed dividend for Earnout Shares	(4,957,366)	-	(4,957,366)	-
Net loss attributable to common stockholders	$(18,133,863)	$(1,298,122)	$(24,994,821)	$(3,892,715)
Denominator:
Weighted average shares used to compute basic and diluted EPS	16,535,661	9,637,962	11,983,183	9,637,962

Basic and diluted earnings (loss) per share	$(1.10)	$(0.13)	$(2.09)	$(0.40)

Anti-dilutive securities excluded from shares outstanding:
Stock options	3,934,165	3,359,932	3,934,165	3,359,932
Warrants	18,722,425	-	18,722,425	-
Earnout shares	7,499,993	-	7,499,993	-
Debentures	2,922,425	-	2,922,425	-
Total	33,079,008	3,359,932	33,079,008	3,359,932

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company’s non-financial assets measured at fair value on non-recurring basis include stock-based compensation awards, valuations of SPA Warrants and Earnout Shares. These are considered Level 3 measurements as they involve significant unobservable inputs.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for periods presented:

	Fair Value as of September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liability - Public Warrants	$2,242,500	$2,242,500	$-	$-
Warrant liability - Private Warrants	1,906,056	-	-	1,906,056
Warrant liability - SPA Warrants	28,041,937	-	-	28,041,937
Total	$32,190,493	$2,242,500	$-	$29,947,993

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

Warrant Liability
Balance, January 1, 2022	$-
Assumption of Public and Private Warrants in Business Combination	5,278,145
SPA Warrants from Convertible Note	20,949,110
Change in fair value of warrant liabilities	5,963,238
Balance, September 30, 2022	$32,190,493

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

Liquidity – The Company has had recurring losses and negative cash flows since its inception. The Company continues to develop its principal products and conduct research and development activities. Supply chain disruptions instigated production delays and have continued to impact the Company’s ability to deploy its products and realize material RaaS and product sale revenues. Nonetheless, management believes that available cash on hand, together with the revenue from its existing and anticipated new contracts, will provide it with sufficient cash from operations to meet its obligations for at least one year from the issuance date of this report, particularly when coupled with access to debt and equity capital markets and the reduction of operating costs, which consequently allows us to efficiently reallocate resources and focus on product developments that are closest to commercial deployment and market acceptance.

The Company has depended on debt and equity funding to meet its development and commercialization efforts. The Company may continue to access such markets if further delays in commercialization or customer adoption hamper its ability to deploy its technology and realize RaaS revenues, or if its cost reduction efforts (such as reducing the expenses the Company incurs for overhead and research and development efforts, which would allow it to reallocate such funds to products and services that are closer to completion, and subsequently more viable and profitable) are not sufficient to meet its obligations for at least one year from the issuance date of this report.

On August 29, 2022, we amended an existing sales contract with Triumph Subsea Construction Limited (“Triumph”), which provides for the sale of four Aquanaut systems for a total of $54.2 million over multiple years. Prior to making the first milestone payment, Triumph requested additional time to secure the financing required to perform under the terms of the agreement. The parties have agreed to negotiate in good faith to amend and restate the agreement but have not come to terms as of the date of this report. If the parties cannot come to mutually agreeable terms, the agreement will be deemed breached by Triumph for failure to perform under the terms of the Agreement as amended. As of March 8, 2023, management has carefully considered all facts surrounding the Triumph contract and as such, the Company has removed the contract from its internal projections and excluded the associated revenues and costs until such time as there is an affirmative agreement, if any, on amended terms. Accordingly, we have excluded Triumph from the unfulfilled performance obligation table in Note 3.

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

The following table sets forth summarized condensed consolidated financial information:

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(As Restated)				(As Restated)
Revenue
Service	$2,964,610	$1,844,422	$1,120,188	61%	$7,996,734	$2,799,113	$5,197,621	186%
Service - related party	17,000	129,222	(112,222)	-87%	210,400	446,600	(236,200)	-53%
Total revenue	2,981,610	1,973,644	1,007,966	51%	8,207,134	3,245,713	4,961,421	153%

Costs and Expenses
Cost of revenue	3,781,224	1,446,979	2,334,245	161%	8,220,447	3,609,236	4,611,211	128%
Depreciation and amortization	141,901	88,531	53,370	60%	370,306	263,032	107,274	41%
Research and development	242,996	741,558	(498,562)	-67%	2,094,278	2,411,100	(316,822)	-13%
General and administrative	4,861,319	770,066	4,091,253	531%	8,778,498	2,066,941	6,711,557	325%
Total costs and expenses	9,027,440	3,047,134	5,980,306	196%	19,463,529	8,350,309	11,113,220	133%

Operating loss	(6,045,830)	(1,073,490)	(4,972,340)	463%	(11,256,395)	(5,104,596)	(6,151,799)	121%

Other income, net	(234,597)	1,140	(235,737)	-20679%	(239,838)	(1,573,748)	1,333,910	-85%
Change in fair value, net of warrant liabilities	5,963,238	-	5,963,238	100%	5,963,238	-	5,963,238	100%
Interest expense, net	1,402,026	223,492	1,178,534	527%	3,057,660	361,867	2,695,793	745%
Net loss	$(13,176,497)	$(1,298,122)	$(11,878,375)	915%	$(20,037,455)	$(3,892,715)	$(16,144,740)	415%

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

Change in fair value of warrant liabilities. For the three months ended September 30, 2022, change in fair value of warrant liabilities increased by $6.0 million to $6.0 million of other (income) expense in 2022 as compared to $0 in 2021. This increase was due to the change in mark-to-market value of the private and public warrants assumed by the Company in the Business Combination and SPA Warrants from the convertible debt.

For the nine months ended September 30, 2022, change in fair value of warrant liabilities increased by $6.0 to $6.0 million of other (income) expense in 2022 as compared to $0 in 2021. This increase was due to the change in mark-to-market value of the private and public warrants assumed by the Company in the Business Combination and SPA Warrants from the convertible debt.

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

We believe our cash on hand and cash collections from our monthly receivables afford us adequate liquidity for the next 12 months. We anticipate needing additional capital to continue expanding our business operations, which may include acquisitions and capital expenditures. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. We have historically financed our operations through equity and debt financing. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

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

Identified Material Weakness as of September 2022. We identified a material weakness in controls over the accounting for complex warrant issuances and the classification of these issued warrants. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, other literature, and consultation with third-party experts, we did not classify the warrants correctly. This material weakness resulted in the failure to prevent material errors in accounting for the warrants as equity classification when the warrants should have been classified as liabilities, and marked to market each reporting period, resulting in restatement of our financial statements for the nine months ended September 30, 2022.

Remediation Plan. Management and our Audit Committee is currently reviewing and determine a plan to remediate the material weakness described above and to enhance our overall control environment. We will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. Our remediation plan includes the implementation of controls over the process of reviewing significant and complex contracts and agreements.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the definitive proxy statement/prospectus with respect to our Business Combination with CLAQ, filed with the SEC on August 15, 2022, other than as described below. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have restated our prior unaudited consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price. (As Restated)

We have restated our unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2022 (the “Restated Period”). Our Audit Committee, in consultation with and based on the recommendation of management, made the determination to restate these financial statements following the identification of errors related to the classification of certain warrants that were previously recorded as equity. Due to the errors, the Audit Committee concluded that the Company’s previously issued financial statements for the Restated Period should no longer be relied upon. In addition, we performed a re-evaluation of our internal controls over financial reporting. Based on the re-evaluation, management concluded that, as a result of the identified of material weakness, our internal controls over financial reporting were ineffective for the Restated Period. Our Quarterly Report on Form 10-Q for the period ended September 30, 2022 has been amended by this Amendment No. 1 on Form 10-Q/A to, among other things, reflect the restatement of our financial statements for the Restated Period.

As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional stockholder, governmental, or other actions in connection with the restatement or other matters. Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weakness identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex warrant issuances and the classification of these issued warrants. As disclosed in Note 2 – Previously Reported Financial Statements, the Company incorrectly accounted for certain warrants as equity when the warrants should have been classified as liabilities and marked to market each reporting period. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022. This material weakness resulted in a material misstatement and restatement of our financial statements for nine months ended September 30, 2022.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the improper classification of the warrants, see Note 2 to the accompanying condensed financial statements, as well as Item 4: Controls and Procedures, included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future, those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

In connection with the execution of the Merger Agreement, CLAQ and Nauticus Robotics Holdings, Inc. entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors purchasing up to an aggregate of $40.0 million in principal amount of the Debentures and the SPA Warrants. Upon Closing, ATW Special Situations I LLC, Material Impact Fund II, L.P., and the 2022 SLS Family Irrevocable Trust, subscribed for Debentures in the aggregate principal amount of $36,530,320 (out of the aggregate $40.0 million) which is convertible into 2,922,425 shares of Common Stock and associated warrants for an additional 2,922,425 shares (the “SPA Warrants”). We gave certain registration rights to ATW Special Situations I LLC, Material Impact Fund II, L.P., and the 2022 SLS Family Irrevocable Trust with respect to the shares of Common Stock underlying the Debentures and SPA Warrants.

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

NAUTICUS ROBOTICS, INC.

By:	/s/ Nicolaus Radford
Chief Executive Officer

Date:	March 8, 2023

By:	/s/ Rangan Padmanabhan
Chief Financial Officer

Date:	March 8, 2023