Form 10-K
period 2022-12-31
Nauticus Robotics, Inc.
filed 2023-03-28
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number: 001-40611

NAUTICUS ROBOTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1699753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17146 FEATHERCRAFT LANE, SUITE 450, WEBSTER, TEXAS 77598

(Address of principal executive offices and Zip Code)

(281) 942-9069

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share, and one-half of one redeemable warrant	KITT	The Nasdaq Stock Market LLC

Redeemable Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	KITTW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of CleanTech Acquisition Corp., our predecessor, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $173,707,500, based on the closing price on that day of $10.07. As of March 28, 2023, there were 47,281,275 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

Frequently used terms

Unless otherwise stated in this Annual Report on Form 10-K (“Annual Report” or “Form 10-K”), or the context otherwise requires, references to “we,” “us,” “our” “Nauticus” or the “Company” are to Nauticus Robotics, Inc., a Delaware corporation and references to:

●	“Board” are to the board of directors of CleanTech prior to the Closing, and the board of directors of the Company following the Closing.

●	“Business Combination” are to the merger contemplated by the Merger Agreement, together with any amendment, ancillary agreements and transactions contemplated by the Merger Agreement.

●	“Charter” are to the Company’s Second Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on September 9, 2022.

●	“CLAQ” and “CleanTech” are to the Company prior to the Closing.

●	“Chardan” are to Chardan Capital Markets, LLC, as representative of the underwriters in CLAQ’s initial public offering.

●	“CleanTech Investments” are to CleanTech Investments, LLC.

●	“CleanTech Sponsor” are to CleanTech Sponsor I LLC, an entity affiliated with certain of CLAQ’s directors and officers.

●	“Closing” are to the consummation of the Business Combination.

●	“Closing Date” are to September 9, 2022, the date of the consummation of the Business Combination.

●	“Code” are to the Internal Revenue Code of 1986, as amended.

●	“Closing Share Price” are to $10.00 per share.

●	“Common Stock” are to the shares of common stock, par value $0.0001 per share, of CLAQ prior to the Closing, and the common stock of the Company following the Closing.

●	“Continental” are to Continental Stock Transfer & Trust Company, the Company’s transfer agent.

●	“Effective Time” are to the time at which the Business Combination became effective.

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

●	“Exchange Ratio” are to the ratio determined by dividing (a) the Per Share Merger Consideration Value, by (b) the Closing Share Price.

●	“Founder Shares” are to an aggregate of 4,312,500 shares of Common Stock held by the Sponsors, directors and officers, consisting of (i) 2,595,000 shares of Common Stock held by CleanTech Investments; (ii) 1,437,500 shares of Common Stock held by CleanTech Sponsor; and (iii) an aggregate of 280,000 shares of Common Stock held by CLAQ officers, directors and certain advisors.

●	“GAAP” are to accounting principles generally accepted in the United States of America.

●	“Initial Stockholders” are to the Sponsors and any other initial holders of CLAQ common stock and Private Warrants.

●	“IPO” are to the initial public offering of 15,000,000 Units of CLAQ consummated on July 19, 2021, including the additional 2,250,000 Units sold to cover the over-allotment option on July 28, 2021.

●	“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of December 16, 2021, as amended on January 30 and June 6, 2022, by and among CLAQ, Merger Sub and Nauticus Robotics Holdings.

●	“Merger Sub” are to CleanTech Merger Sub, Inc., a Texas corporation and wholly-owned subsidiary of CLAQ.

●	“Nasdaq” are to The Nasdaq Stock Market LLC.

●	“Nauticus Robotics Holdings” are to Nauticus Robotics Holdings, Inc., a Texas corporation, formerly known as Houston Mechatronics, Inc.

●	“Nauticus Convertible Notes” are to (i) that certain Unsecured Convertible Promissory Note, dated June 19, 2021, by and between Goradia Capital, LLC and Nauticus, as amended on December 16, 2021, (ii) that certain Unsecured Convertible Promissory Note, August 3, 2021, by and between Material Impact Fund II, L.P. and Nauticus, as amended on December 16, 2021, (iii) that certain Unsecured Convertible Promissory Note, dated October 22, 2021, by and between In-Q-Tel, Inc. and Nauticus, as amended on December 16, 2021, (iv) that certain Unsecured Convertible Promissory Note, dated July 28, 2020, by and between Schlumberger Technology Corporation and Nauticus, as amended on December 16, 2021, and (v) that certain Unsecured Convertible Promissory Note, dated December 7, 2020, by and between Transocean Inc. and Nauticus, as amended on December 16, 2021 (each, a “Nauticus Convertible Note” and collectively, the “Nauticus Convertible Notes”).

●	“Old Nauticus Common Stock” are to shares of Nauticus Robotics Holdings common stock, par value $0.01 per share.

●	“Old Nauticus Convertible Notes” are to that certain (i) Unsecured Convertible Promissory Note, dated June 19, 2021, by and between Goradia Capital, LLC and Nauticus Robotics Holdings, Inc., as amended on December 16, 2021, (ii) Unsecured Convertible Promissory Note, August 3, 2021, by and between Material Impact Fund II, L.P. and Nauticus Robotics Holdings, Inc., as amended on December 16, 2021, (iii) Unsecured Convertible Promissory Note, dated October 22, 2021, by and between In-Q-Tel, Inc. and Nauticus Robotics Holdings, Inc., as amended on December 16, 2021, (iv) Unsecured Convertible Promissory Note, dated July 28, 2020, by and between Schlumberger Technology Corporation and Nauticus Robotics Holdings, Inc., as amended on December 16, 2021, and (v) Unsecured Convertible Promissory Note, dated December 7, 2020, by and between Transocean Inc. and Nauticus Robotics Holdings, Inc., as amended on December 16, 2021.

●	“Per Share Merger Consideration” are to with respect to any share of Nauticus Common Stock, issued and outstanding immediately prior to the Effective Time, including those issued in connection with the Nauticus Preferred Stock Conversion and the Nauticus Convertible Note Conversion, a number of shares of the Company’s Common Stock equal to (i) the Per Share Merger Consideration Value divided by (ii) the Closing Share Price.

●	“Per Share Merger Consideration Value” are to $142.069.

●	“PIPE Investment” are to the sale and issuance of (i) 3,100,000 shares of Common Stock to certain investors for an aggregate purchase price of $31 million in a private placement immediately prior to the closing of the Business Combination (the “Equity Financing”); and (ii) up to an aggregate of $40.0 million in principal amount of secured debentures (the “Debentures”) (of which we have entered into agreements for $36,530,320 of Debentures) and warrants (the “SPA Warrants”) to certain investors named in the Securities Purchase Agreement dated December 16, 2021, as amended on January 31, 2022, and as further amended and restated on September 9, 2022, substantially concurrently with the closing of the Business Combination (the “Debt Financing”).

●	“Public Warrants” are to warrants sold in the IPO as part of the Units, whether they were purchased in the IPO or thereafter in the open market.

●	“Private Warrants” are to the 7,175,000 warrants issued to the Sponsors, consisting of (i) 4,783,333 warrants issued to CleanTech Sponsor; and (ii) 2,391,667 warrants issued to CleanTech Investments, in a private placement in connection with the consummation of the IPO.

●	“RaaS” are to Robotics as a Service.

●	“SEC” are to the U.S. Securities and Exchange Commission.

●	“Securities Act” are to the Securities Act of 1933, as amended.

●	“Sponsor” are to, individually, CleanTech Sponsor or CleanTech Investments and, collectively, both of the foregoing.

●	“Units” are to the units of CLAQ, each consisting of one share of common stock, one right and one-half of one redeemable warrant.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.

This document contains certain forward-looking statements with respect to our financial condition, results of operations and business, plans, objectives and strategies. These forward-looking statements can be identified by the fact that they do not relate only to historical or current facts. Forward-looking statements often use words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “commit,” “advance,” “likely” or similar expressions that convey the prospective nature of events or outcomes. There are several factors which could cause actual plans and results to differ materially from those expressed or implied in forward-looking statements. Such factors include, but are not limited to:

●	We are an early-stage company with a history of losses and expect to incur significant expenses for the foreseeable future.

●	A significant amount of our revenues is derived from a limited number of customers. A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.

●	If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market, and launch new generations of our robotic systems successfully.

●	Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

●	Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or ability to pay dividends.

●	We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

●	We may be unable to access sufficient capital needed to fund and grow our business.

●	We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

●	We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	Because we became a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

●	The market price of our common stock is likely to be highly volatile, and shareholders may lose some or all of their investment.

●	Volatility in our share price could subject us to securities class action litigation.

●	Our management team has limited skills and experience related to managing a public company.

●	We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

●	Our stock price may continue to fluctuate.

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

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties found in “Item 1A. Risk Factors.” You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and the other reports and documents filed by us with the U.S. Securities and Exchange Commission (“SEC”).

Risks Related to Our Business and Industry

●	We are an early-stage company with a history of losses, and we expect to incur significant expenses for the foreseeable future.

●	Almost all of our revenues in 2020, 2021, and 2022 were derived from three customers. A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.

●	If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market, and launch new generations of our robotic systems successfully.

●	Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

●	Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict its operations or our ability to pay dividends.

●	Our management team has limited skills and experience related to managing a public company.

●	We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

●	We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

●	We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

Risks Related to Our Securities

●	Because we have become a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

●	The market price of our Common Stock is likely to be highly volatile, and you may lose some or all of your investment.

●	Volatility in our share price could subject us to securities class action litigation.

●	We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to stockholders, thereby making Public Warrants worthless.

For a more complete discussion of the material risk factors relevant to us, see “Item 1A. Risk Factors.”

NAUTICUS ROBOTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

i

PART I

Item 1. Business

Nauticus is a developer of ocean robots, autonomy software, and services delivered to the marine industries. Nauticus was initially incorporated as Houston Mechatronics, Inc. on March 27, 2014, in the State of Texas. Nauticus is transforming from a business where revenue was primarily generated through engineering service contracts, with both government and commercial customers, to a company that performs subsea robotic services through various technology-based products. Nauticus’ products and services will be primarily delivered to commercial and government-facing customers through a Robotics as a Service (“RaaS”) business model and direct product sales for both hardware platforms and software licenses. Besides a standalone service offering and forward-facing products, Nauticus’ approach to ocean robotics has also resulted in the development of a range of technology products for retrofit/upgrading legacy systems and other third-party vehicle platforms. Nauticus’ services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, to improve offshore health, safety, and environmental exposure.

The RaaS revenue model emulates the Software as a Service (“SaaS”) revenue model, which is commonly used for consumer and business software licensing, but extends the model to include robots. In the SaaS model, the end user pays a fixed fee for a set period of time in order to use of the software. In the case of Nauticus’ RaaS model, clients will be charged a flat fee for performing the service over a period of time as required to complete the task. This fixed fee supports full use of Aquanaut, Hydronaut, ToolKITT, the communication infrastructure, and the personnel required to support the servicing mission. The RaaS fee approach encompasses the complete technology stack that is required to complete the contracted work. This can be contrasted with the industry’s current commercial approach, which bills clients based on the individual elements for performing the servicing mission (e.g., an itemized invoice for deployment of the equipment, tooling, crew, boat fuel, vessel, etc.). With the RaaS model, a flat rate, currently estimated to be $30,000-$50,000/day, will be billed to cover all equipment and personnel required to perform the service, irrespective of exactly which tasks are being performed. In Nauticus’ RaaS model, the subscriber pays for the service and not the rolled-up costs individually, as is frequently done today via an a la carte menu fashion. All other costs are covered in the subscription fee, including the long-term maintenance and servicing of the robots. At this stage, Nauticus proposes the use of a RaaS business model for delivering services to commercial clients only.

In contrast to the other robotics systems, Argonaut is handled differently and does not currently fall under the RaaS business model. The client base for Argonaut purchases the platform outright. There is longer-term service revenue associated with each platform around maintenance and add-on enhancements and payloads.

Nauticus’ near-term objective is to disrupt the current ocean services paradigm through the introduction and integration of advanced robotic technologies. These key technologies are supervised autonomy control software, novel robotic platforms capable of implementing autonomous behaviors, acoustic communications networking protocols, force/torque controllable electric manipulation, perception, artificial intelligence and machine learning software, and multimodal 3-D workspace sensors. Implementation of these technologies enables substantially improved operations at significantly reduced costs and greenhouse gas emissions over conventional methods based on the size of legacy surface support vessels, their crew, and required communications and power links. Legacy surface support vessels are typically 75-meter vessels, requiring a large crew and substantial equipment. Further, using a tethered remotely operated vehicle (“ROV”), the surface support vessel must support large spools of communication and power cable that can link the surface to the ROV, for example, down to 3,000m. This outfit can cost upwards of $100,000 per day, based on the size of the crew and the cost of the surface support vessel and equipment. In comparison, Nauticus’ cost estimates, which it validated through testing of the Hydronaut and Aquanaut, show that these costs can be reduced significantly when the full complement of Nauticus technologies are deployed. This is because the cost to outfit and hire the vessel are reduced, as Hydronaut is an 18-meter vessel, requiring fewer crew and resources. And the reduced crew and vessel size lead to large reductions in greenhouse gases emitted during these operations. Further, because the Aquanaut is an untethered ROV, it does not require the amounts of communication and power cables that a tethered ROV requires, reducing the cost of operations.

Products, Services and Revenue:

Nauticus is in an industry that operates on a service-based daily rate model, often with very lengthy master service agreements. These master service agreements can span from two to four years, or more, for each device dedicated to one customer, resulting in low utilization per asset. Nauticus differentiates itself by employing a more opportunistic view which expands across different customers for shorter periods of time, thus facilitating higher utilization rates.

However, similar to the current service model, our RaaS business model (planned for future commercial services but yet to be implemented) is characterized by a recurring revenue stream granted in exchange for services provided, in this case through usage of our Nauticus robotic vehicles. The RaaS model should be considered within a range of revenue models that have this recurring characteristic. The RaaS model, as described in this prospectus, covers a range of conventional service contracts through an ongoing contract to provide services in a local area. As Nauticus deploys its initial service fleet, we anticipate that the initial services will be paid through conventional contracting methods, directly with the customer or in regional partnerships with an in-country service entity.

These conventional contracting methods typically revolve around a long-term master service agreement (MSA) with an end client and service company. As a go-to-market strategy, Nauticus Robotics aligned interests with regional partners (e.g., Stinger Technology AS in Norway) to offer this conventional method within already awarded frame agreements. This allows Nauticus Robotics to shorten the adoption time of the service technology solution to an end client without having the end client fully adopt the entire RaaS model. There is, however, nothing that would prevent the end client from contracting directly with Nauticus Robotics under the RaaS offering. This use of the conventional contracting method does not exclude the providing of such services through the RaaS business model. Nonetheless, this conventional contracting method provides a quicker alternative if the RaaS business model is initially undesirable — a prominent reason being that the current contract is not up for rebid until much later. This allows Nauticus Robotics to provide its technology and enables the client to access it sooner. This in turn also allows Nauticus Robotics to rapidly expand into new regions, since it will use the in-country facilities and business resources of the regional partner.

Nauticus’ RaaS business model accommodates this type of contracting mechanism. However, as the new service paradigm matures and this technology is utilized by more customers, increased fleet assets will create a network effect in specific market regions (e.g., the North Sea, Gulf of Mexico, etc.). These assets will provide a continuous virtual residency of vehicles that serve the customer base. This ‘residency’ of available assets will enable a new approach to services at a further reduced cost, as customers share the operational overhead of supporting this new type of service infrastructure through ongoing subscription-based contracting.

The RaaS business model will be applied to the commercial fleet services aspect of our business. These services will be deployed through various RaaS contracting mechanisms as the market requires. The ToolKITT software platform is intended to be licensed on a SaaS basis or, in some cases, sold to end customers through a perpetual license. In the latter case, end users will be contracted for software support and maintenance. New versions and upgrades will be sold to customers set to retain the recurring revenue nature of the SaaS/RaaS model.

Although the sale of Nauticus’ products may occur on either point sales or RaaS/SaaS models, the fleet services and software (“ToolKITT”) are targeted for this type of recurring revenue sales. Other products such as Argonaut (US Defense) and Olympic Arms (for existing ROVs) are anticipated to be sold through conventional sales contracts with accompanying software licenses. Aquanaut, the commercial subsea vehicle, may also be sold to selective customers, when those sales are not expected to cannibalize or compete with other Nauticus fleet services.

To date, Nauticus has generated revenue through U.S. defense contracts utilizing Aquanaut, Hydronaut, Argonaut, ToolKITT and commercial contracts for engineering services and vehicle leasing. The Argonaut has completed final assembly in our facility and is has undergone commissioning testing in the Pacific Ocean, leading to its acceptance by the customer, a Large Confidential Government Contractor, for further use in US government applications. Nauticus intends to continue to support the U.S. Department of Defense as a contract performer, both on its own and with a Large Confidential Government Contractor. These contracts support further technology development for Nauticus and further opportunities to migrate aspects of this work to the commercial sector. Both Nauticus and our partner, a Large Confidential Government Contractor, plan to actively pursue sales and services in the U.S. defense and intelligence communities through the Argonaut vehicle.

Currently, Nauticus has not completed any material product sales, and many of its core products are still under development. Nauticus provided service and support for HaloGuard products, a red zone monitoring solution. As of June 2022, Nauticus Robotics Holdings and Transocean negotiated an end to Nauticus Robotics Holdings’ support on the product line in order to focus more on the mainline revenue generating items for Nauticus Robotics Holdings.

The RaaS model is anticipated to commence in late 2023 or 2024 with the Hydronaut and Aquanaut units currently under construction at the expected market rate of $30,000-$50,000 per day. Since the vehicles will have limited calendar space to generate revenue in 2023, the RaaS service model is expected to account for just a small portion of 2023 revenues.

Evolution of Aquatic Robotics

The modern ocean robotic vehicles known as unmanned underwater vehicles (“UUVs”) can be traced to work performed by the U.S. Navy in the 1960’s. As this technology developed through the 1970’s and 1980’s, the oil and gas industry began to utilize this technology to support exploration projects in water depths that exceeded the capability of human divers. Since these beginnings, remotely operated vehicles and autonomous underwater vehicles (“AUVs”) have expanded their reach into many fields beyond the ocean energy marketplace. These robotic vehicles have played a key role in exploration and discovery as well as ocean rescue missions. Today, these vehicles are routinely used to perform a wide variety of tasks in support of many fields of use, including offshore wind energy and aquaculture.

UUVs generally have two missions: data gathering or manipulation. They are operated in two distinct classifications — remotely operated or autonomous. The current vehicle designs are optimized and limited to performing one mission or the other. The long-range observation and data gathering missions are often oceanographic data, communication cable inspections, or subsea topographical surveys. These vehicles are usually AUVs and are non-hovering, tetherless, ’submarine shaped’ hulls optimized for long range cruising. Not only do these platforms neglect any manipulation, they are also less than ideally suited for tasks requiring high maneuverability. There are some hovering AUVs and even some that offer limited manipulation. However, these hydraulic arms are very rudimentary add-on features incapable of complex coordination or more advanced concepts like goal directed, impedance-force control.

On the other hand, most manipulation missions are performed by ROV designs. These tethered robots, which are specifically aimed at subsea manipulation, are attached to topside support vessels for power and communication. As such, they take advantage of high data rates and the power-rich environment afforded by the tether. Although operator fatigue is a notorious problem, most ROV operators are paid by the hour, and that has unfortunately held down advancing the state of the art in operational efficiency, control, and manipulation sophistication. And it is these exact technological advancements that are required in a communication-poor, power-limited environment.

There is an emerging need for the hybrid operation: a highly maneuverable platform that can perform manipulation work and also travel efficiently for tens of kilometers. This might include deployment from shore or from some other vehicle and then traveling large distances to then perform manipulation or observation work or both.

Market Opportunity

Although AUV and ROV technology have progressed over the years, the fundamental solution architecture has not changed from its beginning. Servicing missions at depth requires a large surface ship and for intervention tasks, tether spooling systems to be mounted and controlled from the vessel. Beyond the obvious mobilization/demobilization and operating costs of the ship, the tether system introduces its own set of operational challenges and constraints to account for entanglement and sea current-induced disturbances. The size and complexity of the tether system contribute to the size requirements of the vessel. The current paradigm typically includes onboard crew to operate the ROV, further increasing the vessel requirements. The current architecture drives the high cost of this service through the large size of the surface vessel combined with the encumbrance of the connecting cable between the surface vessel and the ROV.

The Nauticus solution addresses the primary factors that drive the cost of the current servicing paradigm. Eliminating the need for the several thousand meters of cable and therefore the onsite vessel and people using acoustic communications substantially reduces the cost of operations. In addition to removing the cost and maintenance of the cable, the surface vessel does not need to accommodate the size and complexity of this system, reducing its size and associated cost. Reducing the size of the surface vessel yields cost savings through reduced crew and vessel operating cost. Importantly, reducing the size of the surface vessel also substantially reduces the carbon expression during servicing operations.

Removing the cable, which provides high-bandwidth communications between the surface and the ROV, while still performing dexterous manipulation tasks has been a central technical achievement of Nauticus. Increasing the autonomy of the ROV through artificial intelligence enables the full set of capabilities required by the market but achieved through low-bandwidth data links. In this new control paradigm, high-bandwidth teleoperation gives way to low-bandwidth supervised autonomy. Taking the responsibility for robotic interventions from a real-time operator and placing it with the robot itself also improves performance of the system by reducing task completion times. This benefit results when the robot, not the operator, compensates for local disturbances while completing tasks in the workspace.

Another key benefit provided by Nauticus’ Aquanaut is its unique ability to transform its hull to optimize performance during different phases of the mission. The AUV-style, hydrodynamically efficient hull configuration enables the robot to traverse long distances when performing subsea pipe or cable inspections. After this transit, the vehicle can transform its shape to expose workclass-capable manipulators to interact with its environment. This ability to transit long distances and then perform manipulation tasks is enabled by both the vehicle design as well as the freedom from a cabled surface connection. This unique capability of the Aquanaut brings new capacity to subsea robotic interventions and further disrupts the status quo.

Nauticus believes that these new technical advances will redefine how ocean intervention services are performed. However, it is possible that these beliefs will prove incorrect. For additional discussion of risks relating to operational and financial projections, please see “Risk Factors — Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from its forecasted results.”

The new and unique capabilities of the Aquanaut represent a significant market opportunity for Nauticus to disrupt the ocean services marketplace, especially given the lack of comparable systems.

The market for this technology is vast and covers several independent market segments including offshore renewables, oil & gas, telecommunications, aquaculture, mining, defense, ports, and shipping, just to name a few. The worldwide energy (O&G & Wind) IMR services market is projected to grow based on aging assets with O&G, and asset growth with Offshore Windfarms.1 Over the next 4 years, there will be tremendous growth of wind farm infrastructure installed into the global offshore market.2 Currently, 25GW of offshore renewables are installed off the coast of Europe with expectations to double by 2030. The Biden administration announced the installation of 30GW of offshore renewables to be installed off American shores by 2030. In total, this would imply around 15,000 more wind turbines to be installed in just the United States and Europe. Today, these markets are served by service companies offering Vessel-based services with the cost of these services being split substantially on the cost to operate the vessel over the ROV.

[1]	Source: https://www.westwoodenergy.com/reports/world-rov-operations-market-forecast-2019-2023.
[2]	Source: https://gwec.net/global-offshore-wind-report-2021/.

Overall, the Defense market is expected to perform strongly in the next 5 years as geopolitical tensions continue to indicate that peer competitor and near-peer competitor engagements are likely in the ocean domain. Unmanned systems, especially in the maritime domain, will be front and center and see heavy investment. Due to the inherent stealth that the undersea domain presents, we believe this area will see a sharp increase in development spending and acquisitions. In general, geopolitical tension drives defense spending for reconnaissance and covert littoral battlefield and deepwater assets such as Argonaut, and agencies that sponsor these developments have affirmed this belief. COVID-19 has had a minimal effect on defense spending on our products. We have seen some increase in discretionary spending even while COVID-19 has caused a decrease in government spending in other areas. We do not expect a reduction in spending from supporting agencies.

The use of technology like Aquanaut is a significant topic in port security and management but is difficult to properly assess through industry reports alone. Our findings through target customer interactions indicate that the size of the port and security market and expected adoption of such technology in the next three to five years will be substantial. As a point of reference, there are over 100 major ports worldwide and where Aquanaut can address the work required to assess port seabed conditions, vessel hull anomalies, sensor placements and retrievals, change detection monitoring and unauthorized vessel detection. We plan to have multiple service offerings for the port and harbor security market through vehicle sales and leases to the customer, including all equipment necessary to conduct Aquanaut missions. This will lead to Autonomy- as- a- Service, using the ToolKITT and behavior development license agreements for our customer base. Aquanaut is an excellent multi-tool, but many of the ‘tools’ required for the vehicle are software based. Due to the specific nature of security requests, we believe that custom development will be a requirement. We plan to provide over-the-air updates from our Houston-based engineering team to ensure that vehicles are equipped and qualified with the latest alogrithms in our autonomy framework. We believe we will have a residual revenue opportunity through a long-term license for the autonomy updates.

A longer-term market where Nauticus could expand is Aquaculture, and that segment is expected to increase significantly. With the world’s population on course to reach 9.7 billion by 2050, the global demand for protein is expected to grow by 40%.3 One way to meet our protein needs is to sustainably maintain both wild fish reserves and farmed fish. Furthermore, the rising trend of smart fishing and the increase in seafood trade is also propelling the demand for aquaculture products. Major factors driving the growth of the market include rising demand for protein-rich aqua food across the world, rapid adoption of advanced technologies — IoT, artificial intelligence (“AI”), feeding robots, and underwater remotely operated vehicles on aquaculture farms; increasing investment and rising R&D expenditure in aquaculture technology worldwide; and the growing popularity of land-based recirculating aquaculture systems.

The most addressable portion of this market today is associated with salmon farming in both Norway and Chile. Regular net cleaning is important to maintaining the health of the fish and the current man in the loop semi-automated cleaners damage the netting over time and nets break. When the nets break, the fish are lost, but the farmers are also fined for allowing farm fish to escape into the wild population of fish. Aquanaut-type vehicles and Aquanaut technologies could reside within the farm and clean the nets more regularly. The robot could also use its machine vision technology to measure and classify the net wear characteristics over time, which would trigger preventative maintenance in order to avoid net breaks, and by doing so, avoid the fine.

The Nauticus Solution

We are developing a portfolio of ocean robotic vehicles and manipulators controlled by our multi-layered software suite. This software provides sensed perception of the environment combined with guidance, navigation, and control of the vehicle. Additionally, the software suite provides cutting-edge intelligence to control the dual arm manipulators to perform dexterous tasks. Complex task execution without a high-bandwidth tether to the robot necessitates a command-and-control architecture that permits local command authority as well as a level of self-sufficiency to execute high-level, human-directed tasks. Many studies have demonstrated that naive implementation of autonomy can result in opaque systems—meaning that it is difficult to explain their outcomes—unless a focus of the system architecture is the interdependence between human and robotic systems. Besides basing our success metrics on operator mental burden, advances in three key areas will differentiate this architecture. Those areas are automatic task planning, probabilistic-based perception, and novel data compression.

Our technological innovations also include:

●	A subsea vehicle that can transform its hull shape from a hydrodynamic transit vehicle to a working ROV mode that exposes two workclass manipulators

●	A multi-layered software subsystem that handles vehicle control, perception, and manipulation supported through machine learning paradigms

●	An acoustic-based mesh network communication system that provides multi-point communication capabilities between multiple subsea vehicles and the sea surface

[3]	Source: Henchion M, Hayes M, Mullen AM, Fenelon M, Tiwari B. Future Protein Supply and Demand: Strategies and Factors Influencing a Sustainable Equilibrium. Foods. 2017;6(7):53. Published 2017 Jul 20. doi:10.3390/foods6070053.

We believe the primary drivers towards the adoption of Nauticus’ products include:

●	Substantial reduction in the cost to deliver subsea inspection, maintenance, and repair services to customers

●	Reduced carbon footprint provided by the reduction in size of the surface vessels required to perform work

●	Reduced number of crew exposed to offshore work hazards

●	Additional cost savings from fewer vessel days due to improved operational efficiencies

●	Reduction of hydraulic fluid leaks

We believe the benefits of our robotic systems will have clear implications across many industries, including offshore wind, port security, aquaculture, traditional energy, subsea mining, and telecommunications.

Strategic Collaborators

We collaborate with market leaders in complementary technologies such as energy storage and sensors while nurturing market relationships with key customers. Our collaborations with high-profile industry leaders provide valuable feedback that we believe will enhance our early mover advantage. We also expect that these relationships will provide us enhanced credibility and better lead generation and conversion of additional potential customers.

Growth Strategy

The key elements of our growth strategy include:

Accelerate the Development of our Robotic Systems

Nauticus is committed to the development of a complete ocean eco-system of robotic technologies. Each product is developed from an advanced automation perspective with focus on increased performance, lower cost, and environmentally friendly operations. The Nauticus product portfolio includes a new archetype of subsea vehicle, the AURV we call Aquanaut, that can change its configuration to optimize performance during various transit and manipulation phases of the mission. Our expertise in dexterous manipulation supports the deployment of electric, subsea manipulators that will be used by Nauticus for its own vehicles, but may also address a market need to retrofit existing ROV’s with manipulators that have both workclass strength and reach envelopes. ToolKITT integrates total robot and vehicle functions that simplify operational control through ‘mouse clicks’, not joysticks. This superior approach to operational control of robots reduces both task times and mission cost. The Nauticus acoustic communication technology serves as a many-to-many data connection between multiple mobile assets in the marine environment. This technology enables multiple robotic actors to participate in complex servicing activities with over-the-horizon control by remote operators. These products combine to minimize mission execution cost, enhance safety, and enable the application of state-of-the-art robotic technologies to the needs of the ocean customer.

Continued Investment in Innovation

We will continue to invest significant resources in developing proprietary technologies across hardware, firmware, software, and controls to commercialize our robotic systems. We expect our research and development activities to focus on various sizes of vehicles and manipulators to meet different market needs. Improving network data communication to include both acoustic and optical modalities that optimize bandwidth over the near and far range is also a part of the development roadmap.

Our Product Platforms

We expect to offer a range of robotic systems that draw on our intellectual property, years of expertise, and innovative core technologies.

Aquanaut

The Aquanaut represents a new type of subsea vehicle that takes advantage of new subsystem technologies to bring best-in-class performance to the ocean realm.

We believe the following to be the key capabilities of the Aquanaut:

●	Transformable hull design that enables efficient operations in transit (AUV mode) and at the worksite (ROV mode)

●	All-electric design for both propulsion and manipulation

●	Capable of operating under supervised autonomy and fully autonomous vehicle control modes

●	Multi-modal sensor suite capable of creating a high resolution 3-D map of the near-space environment to support manipulation

●	Onboard navigation that enables extended transit to a worksite

Argonaut

Argonaut is a derivative of the Aquanaut vehicle Argonaut, which has enhanced capabilities for transit and autonomous operations. This vehicle has been orchestrated to provide Nauticus’ government-facing customers with the capabilities to perform their specialized mission scenarios. The Argonaut has completed final assembly in our facility and has undergone commissioning testing in the Pacific Ocean, leading to its acceptance by the customer, a large confidential government contractor (a “Large Confidential Government Contractor”), for further use in U.S. government applications. Specifically, this vehicle will be used by a Large Confidential Government Contractor, in conjunction with Nauticus, to perform under a current contract. This product and other variants are currently available for direct sales to U.S. Department of Defense entities or contractors and will be available in the future for commercial services through a RaaS contract for ongoing services.

Hydronaut

An 18m-long, optionally crewed vessel that will support the real-time operations of Aquanaut in commercial applications. Hydronaut will ferry Aquanaut to and from the worksite and support battery recharging and the over-the-horizon communication link to shore.

ToolKITT

ToolKITT is a cloud software platform consisting of interrelated products for ocean sensing, manipulation, autonomous behaviors, survey, search & recovery, and manual intervention. This functionality encompasses robotic controls, user interfaces, sensor integration, simulation, data analysis, and communication frameworks purposely built to enable work subsea. This software unifies all of Nauticus’ products into a single control architecture. This system includes a communications middleware that orchestrates vehicle activities, performs updates, and enables multi-agent interaction and mission planning. However, the software platform can also be used across other robotic platforms in the ocean space and, theoretically, outside of the ocean domain as well.

This product embodies a complete command and control suite of software components that provide the intelligence necessary to transit and perform work with minimal interventions. Although the entire suite is comprised of the following components, each one is capable of existing independently, being seamlessly integrated into existing customer platforms and systems:

●	Helmsman — Safe, efficient, reactive, on-board control system for maritime robotic platforms

●	Commander — Mission planning, autonomy, and direct commanding of maritime robotic platforms

●	Wayfinder — Perception-based mapping and world modelling

●	Wavelink — Disruption-tolerant, secure, communication network for maritime robotic platforms

●	Loggerhead — Data collection and analysis for customer data products and diagnostics

Competition

Current Solutions:

Ocean Services utilizing AUVs/ROVs are based on vessel companies contracting two ways with clients — Long Term Annual Contracts and Spot Market Contracts. For ROV Vessels, the price can range from $40K/day to $100K/day depending upon specification of vessel with ROVs at $8K/day to $10K/day. These vessel companies either own their own fleet of AUV/ROVs or they subcontract with an AUV/ROV services providers. The mobilization and demobilization costs of the equipment are an additional service fee the majority of the time. AUVs are utilized within the market differently than ROVs with smaller survey vessels used that do not have crane systems or DP2 position control classification. These types of vessels will cost up to $60K/day with the AUV related costs being between $10 – $20K/day.

Sample of Traditional Energy Market Service Providers:

●	Oceaneering*

●	Subsea 7*

●	Fugro*

●	DOF

●	C-Innovations

●	Helix

●	Saipem*

(*build their own ROVs and some buy Hugin AUVs from Kongsberg).

Sample of Platform Manufacturers (Product Sales):

●	Forum

●	TechnipFMC (now moving into services)

●	SMD

●	SAAB

(Products are sold to service providers with a margin rate ranging from 30 – 50%.)

Sample of Autonomous Surface Vessel coupled to Subsea Platform Assets:

●	Ocean Infinity

●	Reach Subsea

●	Fugro

Drawbacks to the current business model:

Contracting is based on discrete services being rendered, and value gets converted into a day rate. There is an emphasis on how the job is done and not what job is done, and it is billable accordingly. For example, the entire work process is broken down into steps and phases and the service contactor bills for each step. There are mobilization costs, trip costs, stand by costs, actual onsite costs, costs for tooling, demobilization costs, etc.

Customers and Partners

Nauticus is actively engaged in the development of specialized ocean vehicles for U.S. government interests. In this work, we are teaming with a Large Confidential Government Contractor to deliver ocean vehicles that meet the challenging objectives of the U.S. Services. In the past we have been funded directly by DARPA to develop our advanced ocean capabilities, and currently, we are partnered with a major defense prime to deliver a classified system that leverages that technology.

For the go-to-market strategy in commercial ocean services, Nauticus has teamed with local service providers in the North Sea to leverage their relationships with customers operating in this active region for ocean energy services. Through our investment relationships with both Transocean and Schlumberger, we have in place a global footprint of opportunities to pursue and an infrastructure that can be leveraged to expedite service deployments.

Customers

Nauticus currently has developed two models of subsea robots — Aquanaut and Argonaut. The vehicles both exhibit the ability to traverse long distances, transform their hull to expose dual robotic manipulators, perform robotic tasks, and then return to the launch site or other predetermined location. The Aquanaut is designed to meet commercial requirements related to performing inspection, maintenance, and repair work in subsea oil & gas and offshore wind energy applications. Its capabilities could also satisfy the needs for port security and maintenance, aquaculture, telecommunications, and subsea mining markets. In this setting, the vehicle performs a variety of tasks, including inspection, maintenance, and repair of customer assets. The Argonaut is designed for a different mission set that is driven by the needs of the U.S. Department of Defense. The Argonaut is distinguished from the Aquanaut in several ways, but most importantly, this vehicle is capable of extended range during transit. Other distinguishing features include a different sensor complement and improved autonomous behaviors. Nauticus has created two separate vehicles for two important markets in order to allow each vehicle to evolve to meet the requirements of its respective market. But more importantly, the Argonaut contains technology that makes it International Traffic in Arms Regulations (“ITAR”) restricted whereas the Aquanaut does not contain such technology. The initial Aquanaut commercial unit is planned to be delivered in the second quarter of 2023. The two remaining Aquanauts are to be delivered in the second and third quarters of 2023. Nauticus has executed nonexclusive Memorandums of Understanding (“MOU”) with Norwegian operators, Ramfjord Technologies and Stinger Technology, to pursue opportunities in the region. The company also plans to pursue direct contracting opportunities in the North Sea.

In addition, Transocean, Inc., the world leader in offshore drilling for oil exploration and production, has been an invested partner with Nauticus since 2018. Opportunities to deploy Aquanauts off Transocean drilling rigs have already been extensively discussed between Nauticus and Transocean.

The first Argonaut is in testing for potential full acceptance in 2023 by a Large Confidential Government Contractor. The Argonaut is outfitted with special sensors and equipment to support its deployment on specialized missions for various U.S. agencies.

Nauticus has also developed a full-featured software stack, called ToolKITT, that provides autonomous and semi-autonomous control modes covering all aspects of subsea vehicle missions. This software, although indigenous to Nauticus’ own subsea vehicles, can also be deployed in existing ROV’s to enhance and expand their operational capabilities. This software is currently showcased in the Defense Innovative Unit contract as the intelligent machine driving the VideoRay Defender ROV. At the conclusion of this contract, if Nauticus meets all the program objectives, it is envisioned that Nauticus will have the opportunity to deploy this software system under license to the U.S. Navy for use on their existing Defender ROVs.

Manufacturing and Suppliers

As part of the original development of engineering prototypes, Nauticus has established supplier relationships with key commercial-off-the-shelf (“COTS”) and custom part manufacturers. Consideration is given within our international supply chain for redundancy, where possible. In cases of limited supplier options, Nauticus initiates procurement early in the manufacturing schedule to mitigate risk of supply interruption.

Currently, Nauticus manages a supply chain with many suppliers that specialize in parts aimed toward subsea vehicles. A shared and key component of Aquanaut and Argonaut subsea vehicles is the energy storage system — a Li-ion battery. There are a variety of suppliers available to provide this battery subsystem. One battery, in particular, that Nauticus uses is from SubCTech, a German company. The batteries are a long-lead-time item and are ordered well in advance of the time they are required to be integrated into the vehicle. A copy of the most recent SubCTech battery contract is included as Exhibit 10.20. However, there are alternative batteries (although not direct replacement and would require integration work e.g., Kracken), and Nauticus is not necessarily dependent on SubCTech. In the most extreme event that battery suppliers are unable to produce battery packs for Nauticus, Nauticus could resort to pulling that subsystem vertical and producing batteries for the subsea vehicles in house. Nauticus has tremendous battery design, manufacturing, and assembly expertise, and former NASA energy systems division experts are on staff.

For parts and fabricated components, Nauticus is using an outsourced manufacturing strategy to fabricate Aquanauts (subsea vehicle) and Hydronauts (optionally crewed surface vessel). This strategy reduces in-house manufacturing and allows Nauticus to perform the final integration and functional acceptance test of the Aquanaut prior to shipping. Two (2) Hydronauts are under construction with Diverse Marine in the United Kingdom, and three (3) Aquanauts are being fabricated by with International Submarine Engineering in Canada. Copies of the contracts are included here as Exhibits 10.21 and 10.22, respectively.

Nauticus also has a purchase contract with iXBlue (France) to purchase a Drix unmanned surface vessel. This vessel also pairs with the subsea Aquanaut as a communications node in place of the Hydronaut. A copy of the contract is included here as Exhibit 10.23.

As we progress toward more production of our ocean vehicles, trade studies will be conducted to identify subassembly outsourcing options that will reduce the number of parts required in-house for final assembly at our facility. We recognize that the outsourcing trades may have advantages in limiting required lease space, tooling, and personnel requirements, but these benefits may be offset by quality control or other issues leading to full in-house assembly of the vehicles. Nauticus is committed to exploring the options that will lead to the most capital-efficient manufacturing process and support our sales-driven build schedule.

Government Regulation

In addition to our compliance regarding federal regulations affecting businesses of this type, Nauticus also maintains compliance with the ITAR and Export Administration Regulations (“EAR”) governing the sale of our technology products. In addition to these commercial regulations, compliance with the U.S. Department of Defense requirements for safeguarding data and other sensitive information is a main focus of the organization.

Intellectual Property

The ability to obtain and maintain intellectual property protection through patent and trademark filings is important to our business. Nauticus utilizes a combination of the protections afforded to the owners of patents, copyrights, trade secrets, and trademarks to secure its intellectual property. In addition, Nauticus requires employment agreements which stipulate IP protections for the company. For external relationships, non-disclosure agreements and other contractual restrictions are used to establish and protect our intellectual property.

Nauticus will file for patent protection if the invention is believed to be patentable and the resulting patent will be beneficial in protecting the invention in the marketplaces. Consideration is also given, particularly with respect to software, as to the benefits of seeking a patent against the associated market risks of providing public exposure of the invention. In many cases with our software, Nauticus holds this code and algorithms as trade secrets.

Nauticus has patented its reconfigurable hull design for subsea vehicles. This approach protects the Company’s vehicle configuration that enables it to transit long distances and then transform into a working robot once at the worksite. This capability is key to exploiting the vehicle architecture and its tetherless operational modes. Similarly, Nauticus has applied for patent protection for its all-electric, workclass robotic manipulators. These manipulators are the first in their market class and utilize specialized actuation systems to achieve the strength performance necessary for workclass systems. This patent was granted on January 24, 2023 under USPTO Number 11559905.

Nauticus has also filed for protection of our Company name and brand under trademark registration in the United States.

Legal Proceedings

Nauticus is not engaged in any legal proceedings and there is no legal action anticipated by the company.

Employees

We had 93 employees as of December 31, 2022, including our named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relations issues. We believe we have good relations with our employees.

Merger Agreement

On the Closing Date, Nauticus consummated its previously announced Business Combination pursuant to the Merger Agreement, as amended, by and among Nauticus’ predecessor CleanTech, Merger Sub and Nauticus Robotics Holdings. Pursuant to the terms of the Merger Agreement, the Business Combination was effected through the merger of Merger Sub with and into Nauticus Robotics Holdings, with Nauticus Robotics Holdings surviving the merger as a wholly owned subsidiary of CleanTech. On the Closing Date, CleanTech was renamed “Nauticus Robotics, Inc.,” and Nauticus Robotics Holdings was renamed “Nauticus Robotics Holdings, Inc.”

As a result of the Closing, among other things, (a) each share of Nauticus Robotics Holdings preferred stock, par value $0.01 per share, that was issued and outstanding immediately prior to the Closing converted into Old Nauticus Common Stock, in accordance with the certificate of incorporation of Nauticus Robotics Holdings (the “Preferred Stock Conversion”); (b) each of the Old Nauticus Convertible Notes was converted into shares of Old Nauticus Common Stock in accordance with the terms of each such note (the “Convertible Note Conversion”); and (c) each share of Old Nauticus Common Stock (including shares of Old Nauticus Common Stock outstanding as a result of the Preferred Stock Conversion and Convertible Notes Conversion, but excluding shares of the holders who perfected rights of appraisal under Delaware law) was converted into the right to receive (i) the Per Share Merger Consideration and (ii) Earnout Shares.

In addition, each outstanding option to purchase shares of Old Nauticus Common Stock (an “Old Nauticus Option”), whether or not then vested and exercisable, was assumed by CLAQ and converted automatically (and without any required action on the part of such holder of outstanding Old Nauticus Option) into an option to purchase shares of the CLAQ’s Common Stock equal to the number of shares determined by multiplying the number of shares of the Old Nauticus Common Stock subject to such Old Nauticus Option immediately prior to the Closing by the Exchange Ratio. As a result of the Closing, an aggregate of 3,970,266 shares of Common Stock were reserved for issuance upon exercise of these options.

Earnout Shares.

Following the closing of the Merger, former holders of shares of Old Nauticus Common Stock (including shares received as a result of the Preferred Stock Conversion and the Convertible Notes Conversion, the “Stockholder Earnout Group”) shall be entitled to receive their pro rata share of up to 7,499,993 additional shares of Common Stock (the “Earnout Shares”). The Earnout Shares will be released and delivered to the Stockholder Earnout Group upon occurrence of the following (each, a “Triggering Event”):

i.	one-half of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $15.00 per share over any 20 trading days within a 30-day trading period;

ii.	one-quarter of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $17.50 per share over any 20 trading days within a 30-day trading period; and

iii.	one-quarter of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.

Subscription Agreements. In connection with the execution of the Merger Agreement, CleanTech entered into subscription agreements (collectively, the “Subscription Agreements”) with certain parties subscribing for shares of Common Stock (the “Subscribers”) pursuant to which the Subscribers purchased, and CleanTech agreed to sell to the Subscribers, an aggregate of 3,100,000 shares of Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $31 million (the “Equity Financing”). Of the Subscribers, Transocean Inc. and Material Impact II, L.P. respectively purchased 750,000 and 250,000 shares of Common Stock in the Equity financing at a price of $10.00 per share and at aggregate respective purchase prices of $7,500,000 and $2,500,000.

Securities Purchase Agreement. In connection with the execution of the Merger Agreement, Nauticus and Nauticus Robotics Holdings entered into the Securities Purchase Agreement with certain investors purchasing up to an aggregate of $40.0 million in principal amount of Debentures and warrants (the “Securities Purchase Agreement”). The number of shares of Common Stock into which the Debentures are convertible is equal to 120% of the outstanding principal amount of the Debentures divided by the conversion price of $15.00, and the number of shares of Common Stock into which the associated warrants are exercisable is equal to 120% of the outstanding principal amount of the Debentures divided by the conversion price, with an exercise price equal to $20, subject to adjustment (the “Debt Financing,” and together with the Equity Financing, the “PIPE Investment”). The exercise price of the associated warrant is subject to (i) customary anti-dilution adjustments; and (ii) in the case of a subsequent equity sale at a per share price below the exercise price, the exercise price of the associated warrant will be adjusted to such lower price, and the number of shares underlying the warrant will increase proportionately. In the event of a rights offering or dividend, the warrant holder will be treated as though the shares underlying the warrant he/she holds were outstanding. These warrants can be exercised on a cashless basis. There is an original issue discount of 2% from the issued amount of the Debentures. Interest accrues on all outstanding principal amount of the Debentures at 5% per annum, payable quarterly. The Debentures are secured by first priority interests, and liens on, all present and after-acquired assets of the Company and will mature on the fourth anniversary of the date of issuance. ATW, Material Impact Fund II, L.P., and the SLS Family Trust have subscribed for Debentures in the aggregate principal amount of $36,530,320 (out of the aggregate $40.0 million) which is convertible into 2,922,425 shares of our Common Stock and associated warrants for an additional 2,922,425 shares. ATW is managed by ATW Partners Opportunities Management, LLC, which is an affiliate of Chardan Capital Markets, LLC (“Chardan”), and our former director, Mr. Jonas Grossman, is the Managing Partner and President of Chardan. In addition, our director, Adam Sharkawy, is the managing partner of Material Impact II, L.P.

Amended and Restated Registration Rights Agreement. In connection with the Closing, Nauticus Robotics Holdings, CleanTech and certain stockholders of each of Nauticus Robotics Holdings and CleanTech who received shares of Common Stock pursuant to the Merger Agreement, entered into an amended and restated registration rights agreement (“Registration Rights Agreement”).

Lock-up Agreement and Arrangements. In connection with the Closing, the Sponsors and certain Nauticus Robotics Holdings stockholders entered into a lock-up agreement (the “Sponsor Lock-Up Agreement” and “Company Stockholder Lock-up Agreement”) with Nauticus Robotics Holdings and CleanTech, pursuant to which each has agreed, subject to certain customary exceptions, not to:

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

(iii)	publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge, or other arrangement, or engage in any “Short Sales” (as defined in the Sponsor Lock-Up Agreement and Company Stockholder Lock-up Agreement) with respect to any security of CleanTech; during a “Lock-Up Period” under their respective agreements.

Under the Sponsor Lock-up Agreement, the Lock-Up Period means the period commencing on the Closing Date and ending on the earlier of (x) the one year anniversary of the Closing Date; (y) the date on which the volume weighted average price of shares of Common Stock equals or exceeds $13.00 per share for twenty (20) of any thirty (30) consecutive trading days commencing after the Closing on Nasdaq, and (z) the date specified in a written waiver duly executed by Nauticus Robotics Holdings; provided that the restrictions set forth in the Sponsor Lock-up Agreement do not apply to (1) transfers or distributions to such stockholder’s current or former general or limited partners, managers or members, stockholders, other equity holders or direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act , as amended) or to the estates of any of the foregoing; (2) transfers by bona fide gift to a member of the stockholder’s immediate family or to a trust, the beneficiary of which is the stockholder or a member of the stockholder’s immediate family for estate planning purposes; (3) by virtue of the laws of descent and distribution upon death of the stockholder; or (4) pursuant to a qualified domestic relations order, in each case where such transferee agrees to be bound by the terms of the Sponsor Lock-up Agreement. At the latest, the Sponsor Lock-up Agreement will expire on September 9, 2023.

Under the Company Lock-up Agreement, the Lock-Up period means the period commencing on the Closing Date and ending on the earlier of (x) the date that is 180 calendar days after the consummation of the Business Combination, (y) the date on which the volume weighted average price of shares of Common Stock equals or exceeds $13.00 per share for twenty (20) of any thirty (30) consecutive trading days commencing after the Closing on Nasdaq, and (z) the date specified in a written waiver duly executed by the Sponsors and CleanTech; provided that the restrictions set forth in the Company Lock-up Agreement do not apply to (1) transfers or distributions to such stockholders, current or former general or limited partners, managers or members, other equity holders or other direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act, as amended) or to the estates of any of the foregoing; (2) transfers by bona fide gift to a member of the stockholder’s immediate family or to a trust, the beneficiary of which is the stockholder or a member of the stockholder’s immediate family for estate planning purposes; (3) by virtue of the laws of descent and distribution upon death of the stockholder; (4) pursuant to a qualified domestic relations order, in each case where such transferee agrees to be bound by the terms of this Agreement; (5) transfers or distributions of, or other transactions involving, securities other than the Lock-up Shares (including, without limitation, securities acquired in the PIPE Investment or in open market transactions); or (6) in the case of Angela Berka (or Reginald Berka with respect to any community, marital or similar interest he may have in the following shares), the transfer of up to 1,000,000 shares of Lock-up Shares in a privately negotiated sale to another company stockholder, who shall enter into a Lock-Up Agreement (or amend an existing Lock-Up Agreement) containing the same terms and conditions as this Agreement with respect to such shares, or the entry into any agreement with respect to such a sale entered into before, at or after the Effective Time. The Company Lock-up Agreement expired on March 8, 2023.

Where You Can Find More Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at https://www.nauticusrobotics.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our SEC filings are also available to the public from the SEC’s internet site at https://www.sec.gov.

Item 1A. Risk Factors

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the robotics industry, as well as risks that affect businesses in general. The risks disclosed in this Annual Report on Form 10-K could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.

Risk Factors Summary

Risks Related to Our Business and Industry

●	We are an early-stage company with a history of losses, and we expect to incur significant expenses for the foreseeable future.

●	Almost all of our revenues in 2020, 2021, and 2022 were derived from three customers. A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.

●	If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market, and launch new generations of our robotic systems successfully.

●	Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

●	Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict its operations or our ability to pay dividends.

●	We may be unable to raise additional capital needed to fund and grow our business.

●	Our management team has limited skills and experience related to managing a public company.

●	We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

●	We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

●	We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

Risks Related to Our Securities

●	Because we have become a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

●	The market price of our Common Stock is likely to be highly volatile, and you may lose some or all of your investment.

●	Volatility in our share price could subject us to securities class action litigation.

●	We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to investors, thereby making Public Warrants worthless.

Risks Related to Our Business and Industry

We are an early-stage company with a history of losses, and we expect to incur significant expenses for the foreseeable future.

We incurred a net loss of $28.3 million and $15.1 million for the years ended December 31, 2022 and 2021, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the fourth quarter of 2023. Even though we have commercial traction for platform sales, we may not attract customers for our RaaS offering, and our potential profitability is dependent upon the successful adoption on a larger scale of our robotics systems, which may not occur. There can be no assurance that we will be financially successful.

We expect the rate at which we will incur losses will be significantly higher in future periods as we:

●	continue to design, develop, manufacture and commercialize our ocean robotic systems;

●	continue to utilize and develop potential new relationships with third-party partners for supply, design to manufacturing, and manufacturing;

●	expand our production capabilities, including costs associated with potential outsourcing of the manufacturing of our ocean robotic systems;

●	build up inventories of parts and components for ocean robotic systems;

●	mature maintenance and servicing capacity, capabilities, and replacement parts inventory;

●	manufacture an inventory of ocean robotic systems;

●	increase sales and marketing activities and enhance sales and distribution infrastructure;

●	further develop remote monitoring, updating, and other cloud-based services;

●	refine safety measures for the ocean robotic systems;

●	expand technology infrastructure and cybersecurity measures, policies, and controls; and

●	increase general and administrative functions to support growing operations and operate as a public company.

Because we will incur costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

We previously identified a material weakness in our internal control over financial reporting that has since been remediated and downgraded to a significant deficiency. We have identified a new material weakness surrounding the classification of the SPA Warrants, which were previously recorded as equity. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls.

 In 2021, we identified a material weakness in our internal control over financial reporting, such that there was a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this material weakness, we engaged a technical accounting and financial reporting consulting firm to assist the company with (i) our financial accounting close, (ii) the application of technical accounting literature, (iii) the preparation of our financial statements, and (iv) the independent audit of our financial statements. We hired additional personnel in the third and fourth quarters of 2022 to supplement our accounting and financial reporting staff to remediate this weakness in our internal controls. We are also strengthening internal controls over financial reporting by implementing an enterprise resource planning system (“ERP”), a software used to automate business processes, containing workflows and business rules that ensure process is followed by approved policies, roles, and procedures. We expect to complete the ERP implementation by the end of the second quarter of 2023. The resulting fully integrated ERP system will enhance financial reporting and transactional interfaces.

As a result of the Company’s efforts, the previously identified material weakness, described above, has since been remediated and downgraded to a significant deficiency. In addition to the steps already taken, we plan to continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate, research and understand the complexities of proposed accounting standards that apply to our consolidated financial statements. These include providing enhanced access to accounting literature, research materials and documents, increasing communication among our personnel, hiring additional technical accounting resources, and engaging third-party professionals with whom we will consult regarding complex accounting standards. The elements of our continued remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have all or some of the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities. In either case, that could result in a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading of our Common Stock.

 As identified in our amended quarterly report on form 10-Q/A for the period ended September 30, 2022, we identified a material weakness surrounding the classification of the SPA Warrants, which were previously recorded as equity. See Item 9A. Controls and Procedures – Identified Material Weakness as of September 2022 and Item 9A. Controls and Procedures – Remediation Plan. As a result of this material weakness, Nauticus’ management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

We expect to incur ongoing significant costs to meet the corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC, and the requirements of NASDAQ, with which we were not required to comply as a private company. Complying with these statutes, regulations, and requirements will occupy a significant amount of our Board’s and management’s time and will significantly increase costs and expenses.

We can give no assurances that going forward, the measures we plan to take in the future will remediate any additional material weaknesses or restatements of financial results will not arise in the future due to failure to implement and maintain adequate control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair preparation and presentation of our consolidated financial statements.

For more information, please see the Risk Factor “If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.”

Almost all of our revenues in 2020, 2021, and 2022 were derived from three customers. A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.

We currently have a limited number of customers. For the year ended December 31, 2022, sales to two customers accounted for 95% of total revenue, and the total balance due from these customers made up 82% of accounts receivable as of December 31, 2022. For the year ended December 31, 2021, sales to one customer accounted for 89% of total revenue, and the total balance due from this customer made up 82% of accounts receivable as of December 31, 2021. Due to our limited number of customers, the breach, cancellation, or amendment of any sales agreement with our current or future customers may have an outsized effect on our revenue, cash on hand, and profitability. In addition, we may have an increased interest in accepting less favorable terms of any amendment as a result.

The total balances due from these customers as of December 31, 2020 made up 100% of accounts receivable. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. In the event that we are successful in being awarded further government contracts, such awards may be subject to appeals, disputes, or litigation, including, but not limited to, bid protests by unsuccessful bidders. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have statutory, contractual, or other legal rights to terminate our contracts for convenience or default. For purchases by the U.S. federal government, the government may require certain products to be manufactured in the United States and other high-cost manufacturing locations, and we or any third-party manufacturers may not manufacture all products in locations that meet government requirements, and as a result, our business and results of operations may suffer.

As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our products to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages, downward contract price adjustments or refund obligations, civil or criminal penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, prospects, financial condition, and operating results.

If we fail to effectively manage our growth, we may not be able to design, develop, manufacture, market, and launch new generations of our robotic systems successfully.

We intend to invest significantly in order to expand our business. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition, and operating results. We intend to expand our operations significantly. We expect our expansion to include:

●	expanding the management, engineering, and product teams;

●	identifying and recruiting individuals with the appropriate relevant experience;

●	hiring and training new personnel;

●	launching commercialization of new products and services;

●	forecasting production and revenue and implementing ERP systems;

●	entering into relationships with one or more third-party design-for-manufacturing partners and third-party manufacturers and/or expanding our internal manufacturing capabilities;

●	controlling expenses and investments in anticipation of expanded operations;

●	carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships;

●	expanding and enhancing internal information technology, safety, and security systems;

●	establishing or expanding sales, customer service, and maintenance and servicing facilities;

●	conducting demonstrations of ocean robotic systems;

●	entering into agreements with suppliers and service providers; and

●	implementing and enhancing administrative infrastructure, systems, and processes.

Should achieved market penetration warrant, we intend to continue to hire a significant number of additional personnel, including engineers, design and production personnel, and service technicians for our ocean robotic systems and services. Because of the innovative nature of our technology, individuals with the necessary experience may not be available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing, and servicing dexterous ocean robots and their software is intense, and we may not be able to attract, integrate, train, motivate, or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate, and retain these additional employees could seriously harm our business, prospects, financial condition, and operating results.

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

We are an ocean robotics and services company, with limited experience commercializing our products and services. The projected financial and operating information appearing elsewhere in this Annual Report on Form 10-K reflect estimates of future performance and is based on multiple financial, technical, and operational assumptions, including hiring of additional skilled personnel in a timely way to support continued development and commercialization of the core products, timing of commercial launch of the ocean robotic systems, the level of demand for our ocean robotic systems, the performance of our ocean robotic systems, the utilization of the ocean robot fleet, commercial interest in the RaaS subscription model, the useable life of the ocean robotic systems, cost of manufacturing, cost of components and availability of adequate supply, the nature and length of the sales cycle, maintenance and servicing costs and the costs of refurbishing the ocean robotic systems. However, given our limited commercial experience, it is likely that many of these assumptions will prove incorrect. The projections are forward-looking statements that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. See “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Note Regarding Forward-Looking Statements.” Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of other factors, many of which are outside our control, including, but not limited to:

●	whether we can obtain sufficient capital to sustain and grow our business;

●	our ability to manage our growth;

●	the contractual terms of one or more agreements with third-party manufacturers;

●	whether we can manage relationships with key suppliers and partners;

●	the timing and costs of the required marketing and promotional efforts;

●	the timing and cost of each sale or RaaS subscription;

●	whether customers and their employees will adopt the ocean robotic systems offered by us;

●	the timing required and success of customer testing of our technology;

●	competition, including from established and future competitors;

●	our ability to retain existing key management, to attract additional leaders, to integrate recent hires and to attract, retain, and motivate qualified personnel, including engineers, design and production personnel, and service technicians;

●	the overall strength and stability of domestic and international economies;

●	demand for currently available and future ocean robots;

●	regulatory, legislative, and political changes; and

●	customer requirements and preferences.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could cause us to fail to meet our operating and financial projections and could materially and adversely affect our business, prospects, financial condition, and operating results.

We rely on third-party manufacturers/suppliers and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We rely, and expect to continue to rely, on third-party manufacturers/suppliers. This reliance on third-party manufacturers/suppliers increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. Additionally, we may be unable to establish or continue any agreements with third-party manufacturers/suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers/suppliers, reliance on third-party manufacturers/suppliers entails additional risks, including:

●	failure of third-party manufacturers/suppliers to comply with regulatory requirements and maintain quality assurance;

●	breach of the manufacturing/supply agreement by the third party;

●	failure to manufacture/supply our product according to our specifications;

●	failure to manufacture/supply our product according to our schedule or at all;

●	misappropriation of our proprietary information, including our trade secrets and know-how; and

●	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

If our current or future third-party manufacturers/suppliers cannot perform as agreed, we may be required to replace such manufacturers/suppliers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon third-party manufacturers/suppliers may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

The wide-scale commercial RaaS launch of our fleet, Aquanaut and Hydronaut, may be delayed beyond the end of 2023.

We expect to commercially launch our RaaS business model to the public at large in late 2023 or beyond. A delay in the delivery and readiness of our core product, Aquanaut, due to the factors mentioned below would also delay the generation of revenue through the RaaS business model. Both Aquanaut and the subsequent RaaS revenue stream may be delayed if the risks mentioned herein are not mitigated. Among the significant current challenges that could delay the commercial launch are:

●	The COVID-19 pandemic and general labor shortages of qualified applicants has affected and may continue to affect our ability to recruit skilled employees to join our team, negatively affecting the timeline.

●	We and our suppliers are currently experiencing increases in cost of and an interruption in the supply and shortage of materials. Due to the nature of our products, each unit contains several major subsystem components. Difficulty securing any components and materials could result in delays in the production of these platforms, which delays could be compounded if components or units require redesign.

●	Delays in the production of Aquanaut due to these challenges also affect negotiations with third-party contract manufacturers, as such negotiations are more complicated if the units and/or components are undergoing improvements. If we are unable to enter into definitive agreements or are only able to do so on terms that are less commercially favorable to us, we may need to enhance our own manufacturing and production capabilities, which may impact our operating expenditures and profitability.

We have limited experience commercializing our products at a large scale and may not be able to do so efficiently or effectively.

Although we have sold products to a limited number of individual customers in the past, we have limited experience commercializing ocean robotic systems at a large scale and may not be able to do so efficiently or effectively. A key element of our long-term business strategy is the continued growth in sales, marketing, training, customer service and maintenance, and servicing operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level could have unintended negative effects on our revenues, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We will require significant capital to operate our business and fund our capital expenditures for the next several years. While we expect that we will have sufficient capital to fund our currently planned operations, it is possible that we will need to raise additional capital to fund our business, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses, and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our ocean robotic systems on a large scale, coupled with the fact that our products represent a new product category in the commercial and industrial ocean robotic market, means we have limited historical data on the demand for our robotic systems. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we continue generational improvements for our commercial products, and that our level of capital expenditures will be significantly affected by customer demand for our ocean robotic systems. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities, or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.

If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

We may be unable to raise additional capital needed to fund and grow our business.

We may not be able to increase our capital resources by engaging in additional debt or equity financings. Even if we complete such financings, they may not be on favorable terms. These circumstances could materially and adversely affect our financial results and impair our ability to achieve our business objectives. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions (including terms that require us to maintain specified liquidity or other ratios) that would otherwise be in the best interests of our stockholders.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by domestic and international financial institutions or transactional counterparties, could adversely affect our business, financial condition, and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Our products and services are disruptive to the ocean services industries, and important assumptions about the market demand, pricing, adoption rates and sales cycle, for our current and future products and services may be inaccurate.

Our core offering, our tether-less surface and subsea robot pair, are a new service paradigm in the ocean services markets, which are currently dominated by conventional, tethered devices with large surface vessels. The market demand for and adoption of our offering is unproven, and important assumptions about the characteristics of targeted markets, pricing, and sales cycles may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have few binding commitments to purchase products and services, and no hard commitments to enter into RaaS subscriptions. Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of these new technologies, which will adversely affect our growth, financial position, and prospects. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. As a result, the financial projections in this Annual Report on Form 10-K necessarily reflect various estimates and assumptions that may not prove accurate and these projections could differ materially from actual results because of the risks included in this “Risk Factors” section, among others. If demand does not develop as expected or if we cannot accurately forecast pricing, adoption rates and sales cycle for our products, our business, results of operations and financial condition will be adversely affected.

With our service offering still being commercialized on a large scale, we have limited current customers and no hard contracts for the RaaS offering, and there is no assurance that expected customer demand will result in binding orders or subscriptions.

We expect to launch our core RaaS offering in late 2023 or beyond. This evaluation is based on the time to complete production of the initial commercial RaaS fleet. With the initial fleet still under production, we have no binding commitments for our RaaS offering. At present, we have contracts for delivery of pre-production units with U.S. government customers, and we also have had, and currently have, revenue-generating contracts with both commercial and U.S. government customers. Pre-production means that the unit that has not gone through a subsequent design evolution for mass production (defined as tens of units per year). Although we have engaged in dialogue (i.e., MOUs) with potential customers about their interest in our offering, there is no assurance that expected customer trials and discussions will result in binding commitments. There may be variability in the customer testing time that will be required to adopt our RaaS offering. As such, customer testing may be longer than anticipated, and we may not be able to provide such testing to the satisfaction of prospective customers, which could result in longer sales cycles and lower subscription revenue than anticipated. In addition, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our ocean robotic systems, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited commercial experience, customer unfamiliarity with our products, any delays in scaling production, inability of delivery and service operations to meet demand, competition, and uncertainty regarding the future of ocean robotics. If we do not receive a sufficient number of binding orders for our products or RaaS subscriptions, our business, prospects, financial condition, and operating results could be materially and adversely affected.

The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

Our core products’ benefits to customers and projected return on investment have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of our ocean robotic systems upon which our business prospects depend. There can be no assurance that such units will provide the expected benefit to customers. Our ocean robotic systems may not perform consistently with customers’ expectations or consistently with other robotics products which may become available. Any failure of our robotic systems and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, and significant warranty and other expenses, and could have a material adverse impact on our business, prospects, financial condition, and operating results. Additionally, problems and defects experienced by competitors or others in the ocean robotics market could, by association, have a negative impact on perception and customer demand for our ocean robotic systems.

We may fail to attract or retain customers for our RaaS business model at sufficient rates or at all.

We have limited experience commercializing our RaaS business model and may not be able to do so efficiently or effectively. Although we have engaged in ongoing dialogue with potential future customers, there are currently no binding commitments with commercial customers to enter into RaaS agreements with respect to our ocean services. To grow our customer base, we must achieve binding commitments from expected customers and add new customers, which we may not be able to do in sufficient numbers or at all. Even if we are able to attract customers, these customers may not maintain a high level of commitment to our products and services. In addition, we will incur marketing, sales, or other expenses, including referral fees, to attract new customers, which will offset revenues from such customers. For these and other reasons, we could fail to achieve revenue growth, which could adversely affect our results of operations, prospects, and financial condition.

If customers or their employees do not perceive our product and service offerings to be of value, we may not be able to attract and retain customers and customers may fail to purchase additional units or renew their RaaS subscriptions. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may fail to purchase additional units or cancel our subscription/contracts for many reasons including inadequate customer service or maintenance and servicing issues that are not satisfactorily resolved. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and maintenance and servicing operations, which may be handled internally by our personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration or maintenance and servicing functions may reduce our ability to ensure consistency in our overall customer service processes. If we are unable to successfully retain existing customers and attract new customers, our business, prospects, financial condition and operating results will be adversely affected.

Even if we successfully market our products and services, the purchase or subscription, adoption, and use of the products and services may be materially and negatively impacted if our customers resist the use and adoption of the products and services.

We have designed and developed our robotic systems with the goal of reducing operating costs and greenhouse gases via smaller surface vessels and all-electric robot subsystems. Even if we successfully market our products and services to customers, the purchase or subscription, adoption, and use of the products and services may be materially and negatively impacted if our customers resist or delay the use and adoption of these new technology products and services. Customers may resist or delay the adoption of our products and services for several reasons, including lack of confidence in autonomous and semi-autonomous ocean vehicles. We will spend significant time and resources on beta units of our Aquanaut for customer testing. If our customers resist or delay adoption of our ocean robotic platforms, our business, prospects, financial condition, and operating results will be materially and adversely affected.

Our RaaS subscription model (planned for future commercial services but yet to be implemented) has yet to be tested and may fail to gain commercial acceptance.

Our ability to derive revenue from our products depends on our ability to successfully market our products and develop a network of ongoing customers for our new RaaS revenue model. Investors should be aware of the difficulties normally encountered by a new business model, many of which are beyond our control, including substantial risks and expenses while establishing or entering new markets, setting up operations, and undertaking marketing activities. There can be no assurance that customers will perceive benefits to the RaaS subscription model.

Because we will continue to own units while they are used by the customers, we will be subject to risks associated with ongoing ownership of the units, including the risks of deterioration, damage or theft, and higher maintenance and servicing costs. All of these could result in higher costs to us and could lead to customer dissatisfaction. The likelihood of our success must be considered in light of these risks, expenses, complications, delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our RaaS business model will prove successful.

If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models for the foreseeable future.

If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models for the foreseeable future. We launched the Aquanaut platform in 2021 and expect to launch the commercial production versions of the Aquanaut robotic system under the RaaS business model in late 2023 or 2024. This timeline may be delayed due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units, and other factors. Such challenges may result in the delay of anticipated commercial launch of one or more of the products and services, which would adversely affect our financial and operating results. To the extent our products and services do not meet customer expectations, or cannot be completed or manufactured or delivered on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Given that for the foreseeable future our business will depend on a limited number of product models, to the extent a particular product model is not well-received by the market, our revenue could be materially and adversely affected. This could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may not be able to complete or enhance our product and service offerings through our research and development efforts.

To commercially launch the RaaS business model, we will need to continue to advance and evolve our products in response to the evolving demands of our customers in the various industries we expect to serve. We expect to launch a newer version of the Aquanaut, a mobile subsea robotic system, in 2023, which will require significant additional expenses, and we may not be successful in commercializing or marketing the associated products and services at all or within the currently expected timeline.

In addition, notwithstanding our market research efforts, our future products and services may not be accepted by customers or their employees. The success of any proposed product and service offerings will depend on numerous factors, including our ability to:

●	attract, recruit and retain qualified personnel, including engineers, design and production personnel and service technicians;

●	identify the preferred product and service features in multiple industries, such as offshore wind energy, defense, and subsea oil and gas and successfully incorporate those features into our products;

●	develop and introduce proposed products and services in sufficient quality and quantities and in a timely manner;

●	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties; and

●	demonstrate the cost savings and efficacy of the proposed products and services.

We have managed and expect to continue to manage our product development efforts through the development of alpha units, beta units, and commercial units. If we fail to adequately communicate to customers the improvements that are expected from one development stage to the next, or if customer feedback from one development stage is not adequately reflected in the next, customers may not be persuaded of the value of our products and services. If we fail to generate demand by developing products that incorporate features desired by customers, we may fail to generate RaaS subscriptions sufficient to achieve or maintain profitability. We have in the past experienced, and may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing, and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of or subscriptions to our products and services, or to purchase or subscribe for competitors’ products and services. Even if we can successfully develop proposed products when anticipated, these products and their related services may not produce revenue in excess of the costs of development and service, and they may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products and services embodying new technologies or features. If we are unable to successfully manage our product development and communications with customers, customers may choose to not adopt, to cancel, or to not renew RaaS subscriptions, which would adversely affect our business, prospects, financial condition, and operating results.

Defects, glitches, or malfunctions in our products or the software that operates them, failure of our products to perform as expected, connectivity issues or operator errors, result in product recalls, lower than expected return on investment for customers, cause harm to operators and significant safety concerns, each of which could adversely affect our results of operations, financial condition, and our reputation.

The design, manufacture, and marketing of our products involve certain inherent risks. Manufacturing or design defects, glitches, malfunctions, connectivity issues between the central processing unit and peripheral vehicle subsystems, unanticipated use of our robotic systems, operator errors or inadequate disclosure of risks relating to the use of ocean robotic systems, among others, can lead to injury, property damage, or other adverse events. We conduct extensive testing of our units, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the products. However, there can be no assurance that we will be able to identify all such issues or that, if identified, efforts to address them will be effective in all cases.

In addition, if the manufacturing of our products is outsourced, we may not be aware of manufacturing defects that could occur. Such adverse events could lead to unexpected failures in our products and could result, in certain cases, in the removal of our products from the market. A product recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with the third-party manufacturer may contain a limitation on the third-party manufacturer’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product acceptance.

Our products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our products’ hardware or software were to fail, the service mission could be compromised. Additionally, users may not use our products in accordance with safety protocols and training, which could amplify the risk of failure. Customers and users also may fail to install updates and fixes to the software for several reasons, including poor connectivity or inattention. Any such occurrence could cause delay in market acceptance of our products, damage to our reputation, product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.

We anticipate that as part of our ordinary course of business, we may be subject to product liability claims alleging defects in the design or manufacture of our products. A product liability claim, regardless of our merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.

Even if our products perform properly and are used as intended, if operators sustain any injuries while using our products, we could be exposed to liability and our results of operations, financial condition, and our reputation may be adversely affected.

Our products contain complex technology and must be used as designed and intended in order to operate safely and effectively. While we expect to develop a training, customer service and maintenance and servicing infrastructure to ensure users are equipped to operate our products in a safe manner, we cannot be sure that the products will ultimately be used as designed and intended. In addition, we cannot be sure that we will be able to predict all the ways in which use or misuse of the products can lead to injury or damage to property, and our training resources may not be successful at preventing all incidents. If operators were to sustain any injuries or cause any damage to property while using our products, in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and our reputation may be adversely affected.

We have no experience maintaining or servicing our products at a large scale.

Under the RaaS subscription (planned for future commercial services but yet to be implemented) or conventional service contract model, we will be responsible for maintenance and servicing of the units. However, we have no experience providing maintenance and servicing on a global scale. We may elect to partner with one or more third parties to perform some or all of the servicing and maintenance on our products, but there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Although such servicing partners may have experience in servicing complex machinery, they will initially have limited experience in servicing our ocean vehicles. If we are unable or elect not to enter into a partnership with third parties to perform maintenance and servicing, we would be required to provide such services directly, which would significantly increase our capital expenditures and personnel costs. We would also be required to recruit and train employees to provide these services and we may not be able to attract persons with the necessary knowledge or experience to provide these services. Delays in implementing a maintenance and servicing infrastructure may significantly delay new RaaS subscriptions due to smaller than expected maintenance and servicing capacity.

In addition, there can be no assurance that our service and maintenance arrangements will adequately address the service and maintenance requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of robotic systems we deliver increases. Even if we and our servicing partners have the sufficient resources and experience needed, they still may not adequately service or maintain the units. If we are unable to, directly or through third-party partners, roll out and establish a widespread service network, including on-site services, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.

Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our ocean robotic systems. In addition, the RaaS subscription model will require Nauticus to cover costs relating to servicing and maintenance of the robotic systems. Customer behavior and usage may result in higher than expected maintenance and repair costs. Moreover, if RaaS customers do not pay the subscription fee while the units are out of service, there could be an adverse impact on our financial condition and operating results.

As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

Our ability to manufacture products of sufficient quality on schedule is unproven, and delays in the design, production and launch of our products could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. We intend to outsource the manufacturing of our ocean robotic systems to a third-party manufacturing partner. While this arrangement may lower operating costs, it also reduces our direct control over production and manufacturing. Such diminished control may have an adverse effect on the quality or quantity of our units, or our flexibility to respond to changing conditions.

We also plan to retain third-party vendors and service providers to engineer, design and test some of the critical systems and components of our units. While this allows us to draw from such third parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.

Our continued development and manufacturing of our commercially available robotic system, Aquanaut, and our future models, including Argonaut, are and will be subject to risks, including with respect to:

●	costs to be incurred by us and/or any third-party manufacturing partner or partners in meeting our specifications and design tolerances;

●	the ongoing effects of the COVID-19 pandemic or other pandemics, epidemics or outbreaks;

●	hiring and retaining a sufficient number of qualified employees. We have historically been understaffed due to these challenges;

●	long- and short-term durability of our ocean robotic systems to withstand day-to-day wear and tear;

●	delays in delivery of final systems and components by our suppliers;

●	manufacturing of robotic systems units in excess of demand due to contractual requirements or unexpected changes in demand;

●	shifts in demand for future models;

●	quality controls, particularly as we plan to expand our production capabilities;

●	delays or disruptions in our supply chain, or the need to order supplies in excess of demand due to batch number requirements or price thresholds;

●	work stoppages, labor strikes and other labor disputes affecting us or our suppliers, third-party manufacturers and other partners; and

●	other delays and cost overruns.

We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

We may seek to enter into strategic alliances, joint ventures, minority equity investments, acquisitions, collaborations and in-license arrangements. There is no guarantee that any of these partnerships or acquisitions would lead to any binding agreements or lasting or successful business relationships with third parties. If any of these relationships are established, they may subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party, and increased expenses in establishing new relationships, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

Strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be materially adversely affected.

When appropriate opportunities arise, we have in the past, and may in the future acquire additional assets, products, technologies or businesses that are complementary to our existing business. From time to time, the sellers of these assets, products and technologies or business may retain limited rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us in a limited fashion. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract and retain a sufficient number of qualified employees, our ability to design, manufacture and launch our products, operate our business and compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. We expect that we will be required to increase compensation levels of senior management and key employees to remain competitive with our peers. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our strategy. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

Our management as a group has limited experience in operating a public company.

Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Our executive officers as a group have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. We will need to recruit additional persons to join our management team in order to handle the increased demands of running a public company, but our efforts may not be successful. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition, and operating results.

We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, prospects, financial condition and operating results.

We will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect it to become more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to incur substantially higher costs to obtain appropriate coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur. The impact of being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company could have a material adverse effect on our business, prospects, financial condition, and operating results.

Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results.

The global spread of COVID-19 and its variants such as the omicron variant have created significant market volatility and economic uncertainty and disruption during 2021 and continuing into 2022. We were adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers any of which adversely affects our business, results of operations and financial condition. The duration and extent of the COVID-19 pandemic and its impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and operating results.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region are likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

●	blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;

●	blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and

●	blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.

While we do not currently have operations in Ukraine, Russia or Belarus, we are nevertheless actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and operating results. Any such disruptions may also magnify the impact of other risks described herein.

We may become subject to new or changing governmental regulations relating to the design, manufacturing, marketing, distribution, servicing, or use of our products, including as a result of climate change, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market, delay our projected revenues, increase cost, or make our business unviable if we are unable to modify our products to comply.

We may become subject to new or changing international, federal, state and local regulations, including laws relating to the design, manufacturing, marketing, distribution, servicing or use of our products. Such laws and regulations may require us to pause sales and modify our products, which could result in a material adverse effect on our revenues and financial condition. Such laws and regulations can also give rise to liability, such as fines and penalties, property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal or recall of our products from the market.

Climate change laws and environmental regulations could result in increased operating costs and reduced demand for our products and services.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our products. Environmental regulations may require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in compulsory recovery and recycling of our products or components. We are unable to predict how any future changes will impact us and if such impacts will be material to our business.

Further, climate change laws, environmental regulations, and other similar measures may have an effect on the operating activities of our customers, which may, in turn, reduce the demand for our products and services. To the extent increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Company and potentially subject the Company to further regulation.

We may experience significant delays in the design, development, production and launch of our ocean robotic systems, which could harm our business, prospects, financial condition and operating results.

Our core products, including the Argonaut, Aquanaut, Olympic Arm and ToolKITT, are currently offered through direct sales and will be offered for lease through RaaS when available, we expect that the nature of these products will require continuous improvements and further testing throughout their product and generational lifecycle in order to innovate and develop these products fully. Manufacturing and deliveries of the Aquanaut, to public commercial clients, are not expected to begin until early 2023, and may occur later or not at all. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors. Any delay in the design, development, production and release of our products could materially damage our brand, business, prospects, financial condition and operating results. We may experience delays in the design, development, production and release of new products, including due to integration, safety and performance issues. To the extent we delay the commercial launch of our ocean robotic systems, our growth prospects and operating results will likely be adversely affected.

We have no experience to date in high-volume manufacturing of our products, nor do we have the facility, employees, or equipment needed to manufacture our products in high volume.

We intend to enter into contracts with one or more third-party manufacturers to produce our ocean vehicles. We do not know whether our future third-party manufacturers will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our robotic systems. Even if we and our third-party manufacturers are successful in developing our production capability and processes and reliably source our components, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our unit commercialization schedules or to satisfy the requirements of customers and potential customers.

If we are unable to enter into agreements with third-party manufacturers on acceptable terms, we will need to develop our own manufacturing and production capabilities, significantly increasing our capital expenditures and delaying production of our ocean robotic systems. If this were to occur, we would need raise or borrow additional money, which may not be successful, and possibly change the anticipated pricing of our RaaS subscription model, which would adversely affect our margins and cash flows.

Any failure to develop production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, financial condition and operating results.

The period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments.

Our products contain complex technology that requires multiple years of engineering and design. Therefore, the period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments. Our design of our products is significantly influenced by feedback from potential customers and reflect the needs they expressed. As a result, adapting our products to other industries or customers may require additional design, development, testing, work and expenses. We cannot be sure that we will be able to adapt our products to reflect such feedback successfully or at all. If customers who initially express an interest in our proposed products and influenced their design ultimately decide to not enter into binding commitments or to adopt a competitor’s technology, our business, prospects, financial condition and operating results would be adversely affected.

Our ability to control costs and liabilities is dependent on developing sufficient screening criteria for our RaaS customers.

Our ability to realize revenue and reduce liability related to our RaaS subscription model (planned for future commercial services but yet to be implemented) is heavily dependent on our ability to effectively screen customers for high-risk activities or environments that could result in higher costs for us. We have limited experience with our RaaS subscription model, a service planned for future commercial use but yet to be implemented, and may not be able to develop effective customer screening criteria. We may need to rely on third-party service providers to develop effective screening criteria, which will result in additional cost to us. Our screening criteria may also need to be adjusted over time to satisfy requirements under applicable law, from our insurers, lenders or from other third-party service providers. We must balance the need to develop effective screening criteria with our need to attract new customers or market to different industry segments.

Our business and prospects depend significantly on our ability to build the Nauticus brand. We may not succeed in continuing to establish, maintain and strengthen the Nauticus brand, and our brand and reputation could be harmed by negative publicity regarding us or our products.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Nauticus brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality products and engage with our customers as intended. In addition, our ability to develop, maintain and strengthen the Nauticus brand may depend on the acceptance of our products by employees of our customers. To promote our brand, we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including the need to use traditional media including print media. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

In addition, if incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm perceptions and confidence in the Nauticus brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ products.

We are dependent on our suppliers, some of which are currently single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our products at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results. We have not yet identified all of the suppliers that we are likely to rely on to support any future commercialization of our core products.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. We have not yet identified all of the suppliers, contractors and other third parties that we are likely to rely on to support any future commercialization of our core products. While we plan to obtain components from multiple sources whenever possible, some of the components used in our products may have to be purchased by us from a single source. If our third-party suppliers are unable to supply key components and materials at the required volume, our sales, revenues and profitability will likely be adversely affected. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.

We have less negotiating leverage with suppliers than larger and more established companies and may not be able to obtain favorable pricing and other terms. For example, agreements with suppliers may include terms that are unfavorable to us, such as requirements that we order components and manufacturing units in excess of our demand due to batch number requirements or price thresholds. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Moreover, we and our suppliers are currently experiencing increases in the cost of, and an interruption in, the supply or shortage of materials. It is unclear how long these challenges will remain. Due to the complexity of our products, each unit is expected to contain several thousand components. Difficulty securing any components and materials could result in delays in the development of these core products, which delays could be compounded if components or units require redesign or reengineering. Any sustained increase, supply interruption or shortage could therefore prevent or delay the commercialization of our products and materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in their businesses and products, including, for example, semiconductors, energy storage materials, commodity materials and specialty metal alloys, and the prices for these materials fluctuate. The available supply of some of these materials and components is currently and may continue to be unstable, depending on market conditions and global demand, and could adversely affect our business and operating results. Risks relating to our supply chain include:

●	“Buy American” or other similar requirements that may be imposed on government contractors;

●	an increase in the cost, or decrease in the available supply, of semiconductor chips, electrical components, commodity materials and specialty alloys;

●	disruption in the supply of lithium-ion batteries due to quality issues or recalls; and

●	fluctuations in the value of any foreign currencies in which manufactured parts, commercial components and related raw material purchases are or may be denominated against the U.S. dollar.

Our business is also dependent on the continued supply of lithium-ion battery cells. While we believe several sources of cells are available, we have to date sourced from only one supplier for our commercial production, and we may have limited flexibility in changing cell suppliers once contracted. Any disruption in the supply of battery cells from such suppliers could disrupt production of our products. Furthermore, fluctuations or shortages in raw materials or components and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased RaaS subscription offering or unit sales prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and therefore materially and adversely affect our brand, image, business, prospects, financial condition and operating results.

Our robotic systems use bespoke lithium-ion battery cells, which, if not appropriately managed, controlled, or stored, could catch fire or vent smoke and flame.

The battery packs within our robotic systems use bespoke lithium-ion cells. If not properly managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While these battery packs are designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our robotic systems could occur, which could result in bodily injury or death and could subject us to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for littoral or deep sea applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business, prospects, financial condition, results of operations, and cash flows.

In addition, we store lithium-ion batteries at our facilities. While we store only a limited number of such batteries at our facilities commensurate with our inventory and testing of robotic systems, any mishandling of battery cells, or any fire or other safety issue related to the cells, could disrupt our operations, and any prolonged or significant disruption would materially and adversely affect our business, prospects, financial condition, results of operations or cash flows. Such damage or injury could also lead to adverse publicity, regulatory action, or a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our robotic systems and negatively affect our business, prospects, financial condition, results of operations, and cash flows.

Laws, regulations, and other legislative efforts related to climate change, environmental concerns, and health and safety could result in increased operating costs, reduced demand for our products and services, or the loss of future business.

Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our products. Environmental regulations may require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in compulsory recovery and recycling of our products or components. We are unable to predict how any future changes will impact us and if such impacts will be material to our business.

Further, climate change laws, environmental regulations, and other similar measures may have an effect on the operating activities of our customers, which may, in turn, reduce the demand for our products and services. To the extent increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Company and potentially subject the Company to further regulation.

We must also comply with extensive government laws and regulations related to, among other things, health, safety and the environment, which govern the offshore and other areas where our robotic systems operate, including vessel and port security laws. Since we have no prior history of offshore operations, we may be unable to meet the compliance standards of such laws and regulations, and our inability to do so may cause us to lose prospective business and adversely affect our financial condition and results of operations. Further, environmental, health and safety and vessel and port security laws change frequently, and we may not be able to anticipate such changes or the impact of such changes. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future. Changes in laws or regulations concerning our offshore activities, the cost or availability of insurance, and decisions by clients, governmental agencies or other industry participants could reduce demand for our services or increase our costs of operations, which could have a negative impact on our financial position, results of operations or cash flows, but we cannot reasonably or reliably estimate that such changes will occur, when they will occur or if they will impact us.

Our potential transition to an outsourced manufacturing business model may not be successful, which could harm our ability to deliver products and recognize revenue.

We intend to transition from a manufacturing model in which we primarily manufactured and assembled our products on a smaller scale at our existing Webster, Texas location, to one where we rely on one or more third-party manufacturers. We are in negotiations with third parties to provide contract manufacturing of our products. Moreover, we may not be able to contract with potential counterparties on commercially reasonable terms or at all. We believe the use of third-party manufacturers will have benefits, but in the near term, while we are beginning manufacturing with one or more new partners, we may lose revenue and incur increased costs.

Reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. We may experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers experience interruptions, delays or disruptions in supplying our products, including by natural disasters, the global COVID-19 pandemic, other health epidemics and outbreaks, or work stoppages or capacity constraints, our ability to ship products to distributors and customers would be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfil our production requirements and meet customer demands. While we take measures to protect our trade secrets, the use of third-party manufacturers may also risk disclosure of our innovative and proprietary technologies, which could adversely affect our business.

Additionally, if any of our future third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet customer requirements, we could be required to recall the units or cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers.

If any third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers and designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet scheduled product deliveries and may subsequently lead to the loss of sales.

If we are unable to contract with a third-party manufacturing partner, we would need to develop our own manufacturing facilities, which may not be feasible and, if feasible, would significantly increase our capital expenditures and operating expenditures, and would significantly delay or inhibit production of our robotic systems.

We do not have a definitive agreement with a third-party manufacturing partner to commercially manufacture our robotic ocean vehicles and we may be unable to enter into such agreements with third-party manufacturing partners and other key suppliers for manufacturing on terms and conditions acceptable to us. Although negotiations are continuing with potential counterparties, we may not be able to contract with potential counterparties on commercially reasonable terms or at all. If we are unable to enter into such definitive agreements or is only able to do so on terms that are less commercially favorable to us, we may be unable to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans. There can be no assurance that we would be able to partner with other third parties or establish our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to complete any transition and to assure that robotic systems manufactured at facilities of new third-party partners comply with our quality standards and regulatory requirements would likely be greater than currently anticipated. If we need to develop our own manufacturing and production capabilities, which may not be feasible, it would significantly increase our capital and operating expenditures and would significantly delay production of our robotic systems. This may require us to attempt to raise or borrow additional money, which may not be successful. Also, it may require us to change the anticipated pricing of our RaaS subscription offering, which would adversely affect our margins and cash flows. Any of the foregoing could adversely affect our business, prospects, financial condition and operating results. Accordingly, investors should not place undue reliance on our statements about our production plans or their feasibility in the timeframe anticipated, or at all. We may not be able to implement our business strategy in the timeframe anticipated, or at all.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and other products, establishing or expanding design, research and development, production, sales and maintenance and service facilities and building our brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, procurement costs, sales, marketing and distribution expenses as we build our brand and market our robotic systems, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. In addition, we may incur significant costs servicing, maintaining and refurbishing our robotic ocean vehicles, and we expect that the cost to repair and service our robotic systems will increase over time as our vehicles age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our robotic vehicles to meet projected performance metrics, identify and investigate new areas of demand and successfully market our robotic systems and RaaS subscription model, but also to sell, whether outright or through subscriptions, our ocean systems at prices needed to achieve our expected margins and control our costs, including the risks and costs associated with operating, maintaining and financing our robotic systems. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robotic systems in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

We, any manufacturing partners, and suppliers may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, any third-party manufacturing partners, and suppliers may rely on complex machinery for the production and assembly of our robotic systems, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities, and those of any third-party manufacturing partners and suppliers, consist or are expected to consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our or any third-party manufacturing partners’ and suppliers’ control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, they may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition and operating results.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

Our facilities or operations or those of any third-party manufacturers or suppliers could be adversely affected by events outside of our or their control, such as natural disasters, wars, health epidemics, and other calamities. Although we have servers that are hosted both onsite and at an offsite location, our backup system runs nightly, but does not capture data on a real-time basis and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

We currently target many customers that are large corporations with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.

We expect that many of our potential customers will be large, multinational corporations with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational corporations also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these companies will require a substantial investment of our time and resources. We cannot assure you that our products will secure binding commitments from these or other companies or that we will generate meaningful revenue from the sales of our products to these key potential customers. If our products are not selected by these large corporations or if these corporations develop or acquire competitive technology, there will be an adverse effect on our business.

We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.

Our product offerings compete in a broad competitive landscape that includes incumbent actors, and emerging players in the blue technology markets, particularly companies focused on deploying ocean services with large vessels, tethered hydraulic and hybrid-electric ROVs, survey and hovering AUVs, electric platforms, remote monitoring, and other autonomy and perception technologies applied to adjacent ocean markets including autonomous shipping and subsea mining.

A breakdown of the competitive landscape by Nauticus product area:

●	our electric ocean robots and software platform compete with other tethered hydraulic and electric ROVs and AUVs for performing inspection, maintenance, repair, and physical interventions of ocean assets for sectors including offshore wind, oil & gas, aquaculture, port management, and defense & intel markets.

●	our underlining autonomy software platform includes modern robotics and automation technologies for autonomous navigation, manipulation, data orchestration and compression, behavior and mission execution and could face additional competition from the automotive and aerospace sectors working to solve similar challenges in different markets. At the most basic level, these software platforms are similar in nature and our software could also be reciprocated in additional markets outside of the blue technologies and ocean services space.

●	our RaaS model (a business model planned for future commercial services but yet to be implemented) faces a varied competitive landscape that not only includes long established and largely undifferentiated ocean services companies like Oceaneering International, Subsea7, and Saipem, but other emerging companies such as Ocean Infinity and Reach Subsea that are bringing new approaches to the markets targeted by us and may evolve to a competitive stature in these markets. We also face competition from bluetech software companies like Seebyte and Greensea, and as we expand markets, we could face more boarder competition from autonomy software automotive companies diversify into the ocean markets like Toyota, Tesla, or Uber.

●	our robotic platforms also compete with other unmanned vehicles manufactures offered by companies such as Saab, Forum, and Mitsubishi and traditional automation and robotics companies like ABB and Fanuc. These companies have products that are commercially available and in development. We expect some products currently in development to become commercially available in the next few years and present a competitive threat to our products.

Our competitor base may change or expand as we continue to develop and commercialize our robotic systems in the future. These or other competitors may develop new technologies or products that provide superior results to customers or are less expensive than our products. Our technologies and products could have reduced competitiveness by such developments.

Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. In addition, potential customers could have long-standing or contractual relationships with competitors. Potential customers may be reluctant to adopt our products, particularly if they compete with or have the potential to compete with, or diminish the need/utilization of products or technologies supported through these existing relationships. If we are not able to compete effectively, our business, prospects, financial condition, and operating results will be negatively impacted.

In addition, because we operate in a new market, the actions of our competitors could adversely affect our business. Adverse events such as product defects or legal claims with respect to competing or similar products could cause reputational harm to the ocean robotics market on the whole and, accordingly, our business.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new robotic systems, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Additionally, our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new robotic systems or introduce existing robotic system to new markets for the first time, as well as the introduction of our RaaS subscription model (a business model planned for future commercial services that has yet to be implemented). As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our securities following the Business Combination could fall substantially, either suddenly or over time.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

We expect that the requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act are accumulated and communicated to our principal executive and financial officers. We are in the process of upgrading our finance and accounting systems to an enterprise system suitable for a public company, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected.

The current controls and any new controls that we develop may be inadequate because of changes in conditions of our business. Further, weaknesses in our internal controls have been identified in connection with the preparation of financial statements for the years ended December 31, 2022 and 2021 and may be discovered in the future. During 2022, we filled positions of Senior Accountant and Accounts Receivable to remediate this weakness in our internal controls. In addition, we added a Chief Financial Officer and transitioned one contract employee to Vice President of Accounting to strengthen our internal controls and financial reporting. We are also strengthening internal controls over financial reporting by implementing an ERP system, a software used to automate business processes, containing workflows and business rules that ensure process is followed by approved policies, roles, and procedures. The Company expects to complete the ERP implementation, including the implementation of fixed assets and other automation considerations, by second quarter 2023.

The resulting fully integrated system will enhance financial reporting and transactional interfaces. We will also add RaaS operations personnel as required when the production Aquanauts are completed, commissioned, and put into service. Our management will make an assessment of these remediation steps and add additional staff, if necessary to remediate the weakness.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially and adversely affect our ability to operate our business. If our internal controls are perceived as inadequate or if we are perceived to be unable to produce timely or accurate financial statements, investors may lose confidence in our operating results, and our stock price could decline.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of internal control over financial reporting until after we are no longer an emerging growth company. At such time, the independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, prospects, financial condition and operating results.

We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $37.3 million and $7.5 million for the years ended December 31, 2022, and 2021, respectively. We expect to continue to have negative cash flow from operating and investing activities for the remainder of 2023. We expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales, engage in development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

We have incurred losses during our history and do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire.

Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. Suspensions or other restrictions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

In addition, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Code, these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The ability of us to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial, and potentially increasing, R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were $2.4 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

We may become subject to claims, litigation, disputes and other legal proceedings from time to time. We evaluate these claims, litigation, disputes and other legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

Under the terms of the engagement letter executed between us and Cowen and Company, LLC (“Cowen”), we agreed to indemnify and hold harmless Cowen and its officers, directors, employees and agents from and against any losses and claims arising in any manner out of or in connection with the services that Cowen provided to us thereunder. Accordingly, if any claims, litigation, disputes or other legal proceedings are brought by third parties against Cowen in relation to the services it provided to us, we will be liable to pay for or reimburse Cowen for the losses and costs it incurs unless the losses and costs are finally judicially determined to have resulted from the gross negligence or willful misconduct of Cowen or its officers, directors, employees and agents.

Even when not merited or whether or not we ultimately prevail, the defense of these lawsuits may divert management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations.

We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security laws and regulations, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business, prospects, financial condition and operating results.

We are subject to or affected by a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information, including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, result in penalties or fines, result in litigation, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allow for a new cause of action for data breaches. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose and enact similar laws. For example, Virginia has enacted the Virginia Consumer Data Protection Act, which provides for obligations similar to the CCPA, and which will go into effect January 1, 2023. As we expand our operations, the CCPA, CPRA, and other laws and regulations relating to privacy and data security may increase our compliance costs and potential liability. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

Additionally, as our international presence expands, we may become subject to or face increasing obligations under laws and regulations in countries outside the United States, many of which, such as the European Union’s General Data Protection Regulation (“GDPR”) and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area (“EEA”). The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, the UK GDPR, which it maintains along with its Data Protection Act (collectively, the “UK GDPR”), also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. Many other jurisdictions globally are considering or have enacted legislation providing for local storage of data or otherwise imposing privacy, data protection and data security obligations in connection with the collection, use and other processing of personal data.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, including if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential action by governmental or regulatory authorities if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any actual or perceived inability of us to adequately address privacy and security concerns or comply with applicable laws, rules and regulations relating to privacy, data protection or data security, or applicable privacy notices, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities. Any such claims or other proceedings could be expensive and time-consuming to defend and could result in adverse publicity. Any of the foregoing may have an adverse effect on our business, prospects, results of operations, and financial condition.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our products and data processed by us or third-party vendors.

Our business and operations involve the collection, storage, processing, and transmission of personal data and certain other sensitive and proprietary data of collaborators, customers, and others. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We may be a target for attacks by state-sponsored actors and others designed to disrupt our operations or to attempt to gain access to our systems or data that is processed or maintained in our business. The ongoing effects of the COVID-19 pandemic have increased security risks due to personnel working remotely.

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our units; or (e) customer data that we processes or that our third-party vendors or suppliers process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our units. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.

We plan to include product services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We intend to use our product services and functionality to log information about each unit’s use in order to aid us in diagnostics and servicing. Our customers may object to the use of this data, which may require us to implement new or modified data handling policies and mechanisms, increase our unit maintenance costs and costs associated with data processing and handling, and harm our business prospects.

Although we are in the process of implementing certain systems and processes that are designed to protect our data and systems within our control, prevent data loss, and prevent other security breaches and security incidents, these security measures cannot guarantee security. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and third parties may be able to access data, including personal data and other sensitive and proprietary data of us and our customers, collaborators and partners, our employees’ personal data, or other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our units, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any actual or perceived security breach or security incident, or any systems outages or other disruption to systems used in our business, could interrupt our operations, result in loss or improper access to, or acquisition or disclosure of, data or a loss of intellectual property protection, harm our reputation and competitive position, reduce demand for our products, damage our relationships with customers, partners, collaborators, or others, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, and any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. We expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business, prospects, financial condition and operating results.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

We have direct and indirect interactions with foreign officials, including in furtherance of sales to governmental entities in non-U.S. countries. We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees or these third parties, even if we do not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, there can be no assurance that all of our employees, business partners, third-party intermediaries, representatives, and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Any violations of the laws and regulations described above may result in whistleblower complaints, adverse media coverage, investigations, substantial civil and criminal fines and penalties, damages, settlements, prosecution, enforcement actions, imprisonment, the loss of export or import privileges, suspension or debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences, any of which could adversely affect our business, prospects, financial condition and operating results. In addition, responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We are subject to governmental export and import controls and laws that could subject us to liability if we are not in compliance with such laws.

Our products are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our robotic systems and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

Moreover, international sales of certain of our products are subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our products or the clearance process is burdensome and costly, our ability to generate revenue would be adversely affected.

In addition, changes to our ocean robotic systems, or changes in applicable export control, import, or economic sanctions laws and regulations may create delays in the introduction and sale of our robotic systems and solutions or, in some cases, prevent the export or import of our robotic systems to certain countries, governments, or persons altogether. Compliance with such laws and regulations may also be costly and require time and attention from our management. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could also result in decreased use of our robotic systems, as well as our decreased ability to export or market our robotic systems to potential customers. Any decreased use of our robotic systems or limitation on our ability to export or market our robotic systems would likely adversely affect our business, prospects, financial condition and operating results.

Our management team will have broad discretion in making strategic decisions to execute their growth plans, and there can be no assurance that our management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.

Our management will have broad discretion in making strategic decisions to execute their growth plans and may devote time and company resources to new or expanded solution offerings, potential acquisitions, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. Management’s failure to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of the Common Stock to decline.

As part of growing our business, we have and may make acquisitions. If we fail to successfully select, execute, or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected, and our stock price could decline.

Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.

From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels, or enter into new markets or sales territories. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, and a failure to obtain such approvals and licenses could result in delays and increased costs and may disrupt our business strategy. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors, and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Any acquisitions, partnerships, or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership, and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of us and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership, or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, our ability to grow our business may suffer.

The success of our business depends in part on effectively engineering and implementing technologies related to subsea and surface vessels, ROVs, subsea robotic manipulators, and AI-based, full-stack vehicle control and manipulation software. These technologies are packaged for commercial and defense customers in products that provide innovative solutions to challenges in all maritime markets including subsea energy, offshore wind, and defense applications. If for any reason we are unable to continue to manufacture, design and develop technologies as planned or provide the services and products that our customers expect from us, this could have a material adverse effect on our business, financial condition, and results of operations. If our current or future product and service offerings do not meet expected performance or quality standards, including with respect to customer satisfaction, this could cause operational delays. In addition, any delay in manufacturing new products as planned could increase costs and cause our products and services to be less attractive to potential new customers. Further, certain government bodies may have priority with respect to the use of our products and services for national defense reasons, which may impact our cadence of producing and selling products and services to other customers. Any production, operational or manufacturing delays or other unplanned changes to our ability to design, develop and manufacture our products or offer our services could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity, and/or personnel needs, our business could be seriously harmed.

The timing, length, and severity of the up-and-down cycles in the commercial subsea, ocean surface, and defense industries are difficult to predict. The cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in orders but also a weakening of their financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower-than-expected revenue levels, operating results may be adversely affected, and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.

Our systems, products, technologies and services and related equipment may have shorter useful lives than we anticipate.

Our growth strategy depends in part on developing systems, products, technologies, and services. These reusable systems, products, technologies and services and systems will have a limited useful life. While we intend to design our products and technologies for a certain lifespan, which corresponds to a number of cycles, there can be no assurance as to the actual operational life of a product or that the operational life of individual components will be consistent with its design life. A number of factors will impact the useful lives of our products and systems, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks affecting the technology during launch and in orbit. In addition, any improvements in technology may make our existing products, designs, or any component of our products prior to the end of its life obsolete. If our systems, products, technologies and services and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our follow on work and new business, which would have a material adverse effect on our business, financial condition, and results of operations. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our products and equipment using less of our currently installed equipment, which could render our existing inventory obsolete.

Risks Related to Government Contracts

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects. Early termination of client contracts or contract penalties could adversely affect our results of operations.

We design, develop, and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, inability to achieve learning curve assumptions, manufacturing materials or components could prevent us from meeting requirements. Either we or the customer may generally terminate a contract as a result of a material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements set forth therein, the other party thereto may terminate such contract for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue, and/or delays in collection of outstanding receivables and costs incurred on the contract. Other factors that may affect revenue and profitability include inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, and loss of follow-on work.

We rely on a limited number of suppliers for certain raw materials and supplied components, which has caused and may continue to cause supply chain disruptions. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing, design, and operating needs, or obtain such materials on favorable terms or at all, which could impair our ability to fulfill our orders in a timely manner or increase our costs of design and production.

Our ability to produce our current and future systems, products, technologies and services and other components of operation is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. As disclosed herein, this has caused and may continue to cause supply chain disruptions. Global supply chains have recently experienced disruption as a result of industry capacity constraints, material availability and global logistics delays arising from transportation capacity of ocean shipping containers and a prolonged delay in resumption of operations by one or more key suppliers as a result of COVID-19. Our reliance on suppliers to secure raw materials and supplied components has exposed us and may continue to expose us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in delays in the manufacture of our systems, products, technologies and services or increased costs.

In addition, we may in the future experience delays in manufacturing or operation as we go through the requalification process with any replacement third-party supplier, as well as the limitations imposed by the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), or other restrictions on transfer of sensitive technologies. Moreover, the imposition of tariffs on such raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled missions, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.

To date, we have experienced supply chain impacts, particularly in electronic components, that have delayed ongoing projects. In response, Nauticus has made efforts to expand our supplier base to locate and source project materials to mitigate procurement delays. In light of recent world events, we anticipate continued challenges in this area over the near term as we work to minimize impacts on projects and deliverable timelines.

We use estimates when accounting for certain contracts and changes in these estimates may have a significant impact on our financial results.

Our quarterly and annual sales are affected by a variety of factors that may lead to significant variability in our operating results. We evaluate the contract value and cost estimates for performance obligations at least quarterly, and more frequently when circumstances change significantly. Changes in estimates and assumptions related to the status of certain long-term contracts could have a material adverse effect on our operating results, financial condition, and/or cash flows.

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.

Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for each upcoming U.S. government fiscal year and thereafter due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

●	The U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate;

●	U.S. government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. government spending priorities and levels; and

●	We may experience declines in revenue, profitability, and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state, and local governments.

Furthermore, we believe continued budget pressures could have serious negative consequences for the security of the United States, the defense industrial base and the customers, employees, suppliers, investors and communities that rely on companies in the defense industrial base. Budget and program decisions made in this environment would have long-term implications for us and the entire defense industry.

We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.

Over its lifetime, a U.S. government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. government programs is subject to U.S. Congressional appropriations. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. Although multi-year contracts may be authorized and appropriated in connection with major procurements, the U.S. Congress generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as the U.S. Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased, or reduced as part of the annual appropriations process ultimately approved by U.S. Congress and the President of the United States or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

Generally, U.S. government contracts are subject to oversight audits by U.S. government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. government contracting or subcontracting for a period of time.

In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. government’s convenience upon payment only for work done and commitments made at the time of termination. For some contracts, we are a subcontractor and not the prime contractor, and in those arrangements, the U.S. government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We can give no assurance that one or more of our U.S. government contracts will not be terminated under those circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our U.S. government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated, and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows. For example, contracts awarded under the Department of Defense’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. government contracting practices and terms, such as the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards.

Failure to comply with applicable regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws and regulations, including those related to procurement integrity, export control (including ITAR), U.S. government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. government contracts.

The terms of certain of our current and likely future contracts are highly sensitive and we are limited in our ability to disclose such terms.

Our success, in large part, depends on our ability to maintain protection over the terms of certain of our current and likely future contracts and agreements, each of which is a highly negotiated agreement with sensitive information that, if publicly disclosed, would be beneficial for our and our partners’ competitors to learn and harmful to our and our partners’ commercial interests. We are limited in our ability to disclose the terms of these agreements, including terms that may affect our expected cash flows or the value of any collateral, and have taken precautions to protect the disclosure of the sensitive information in such agreements. Therefore, we have not allowed third parties, except for CLAQ during due diligence pursuant to the Non-Disclosure Agreement dated August 11, 2021, to review the terms of these agreements. If the terms of these agreements were to be disclosed, our ability to compete could be hindered and our relationships with our partners could be damaged, both of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our relationships with our partners could also be damaged, and they may take legal action against us, if they believe that we have disclosed any terms of these agreements without their prior consent.

Thus, the nature of current and future contracts with the U.S. government will limit our ability to disclose sensitive terms such as contract scope, schedules, and budgets, and, in some cases, the specific end user. Notwithstanding the above, our current government contracts, while sensitive, were disclosed under a non-disclosure agreement to CLAQ’s management and Board members for their review and evaluation.

Additionally, we are committed to complying with our disclosure obligations under federal securities laws. Any future material contracts that are of national security concern will be disclosed in redacted form (redacting only the information that is both not material and is of the type that we treat as private or confidential), and unredacted versions made available to the SEC’s staff for confidential, non-disclosable review, in accordance with SEC regulations.

Disputes with our subcontractors or the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, has caused and could continue to cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.

We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components, and services for many of our products, systems, technologies, and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, have experienced and may continue to experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems, and services that we require. Tariffs recently imposed on certain materials and other trade issues may create or exacerbate existing materials shortages and may result in further supplier business closures. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber-attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards, or availability constraints from increased demand from customers. In addition, the ongoing effects of the COVID-19 pandemic has resulted in increased travel restrictions and extended shutdown of certain businesses across the globe. These or any further political or governmental developments or health concerns could result in social, economic, and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems, and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors; material supply constraints or problems; or component, subsystems, or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems, and services they supply, which may result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

To date, we have encountered some supply chain disruptions stemming from limited availability of certain raw materials. Two such raw materials are aluminum and microchips. Aluminum is required for the vessel hulls of both the Aquanaut and Hydronaut. Recently supply chain disruptions have caused procurement delays of aluminum which has subsequently delayed our manufacturing of the Aquanaut and Hydronaut. While these supply chain disruptions have to date not resulted in contract modifications to adjust cost, as we work with our suppliers, we anticipate that some cost adjustments may be necessary.

Another crucial material we utilize, which remains in short supply, is microchip electronics. Microchips play a key role in the electronic subsystems of the Aquanaut and Argonaut. Due to the challenges we have encountered in sourcing this material/component, we have redesigned components of our subsystems in order to incorporate microchips that are more easily obtained.

These supply chain issues have affected some, but not all, of our subcontractors and their ability to procure raw materials in a cost effective and timely manner. This has been evidenced by schedule extensions in the expected delivery of the Aquanauts that are under contract for fabrication with International Submarine Engineering, Ltd. as well as the Hydronauts under contract for construction with Diverse Marine. Nauticus continues to monitor these contractor issues and works closely with the supply chain providers to adjust other elements of the project to minimize schedule impacts and ensure minimal to no disruption to our daily operations.

We have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.

We derive a substantial portion of our revenue from contracts with U.S. Department of Defense agencies and may enter into additional contracts with the U.S. or foreign governments in the future. This subjects us to statutes and regulations applicable to companies doing business with the government, including the FAR. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●	specialized disclosure and accounting requirements unique to government contracts;

●	financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;

●	public disclosures of certain contract and company information; and

●	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits, and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents, or business partners.

We have implemented compliance controls, training, policies and procedures designed to prevent and detect reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the FCPA, the protection of export controlled or classified information, such as ITAR, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy and the terms of our contracts. This risk of improper conduct may increase as we continue to grow and expand our operations. We cannot ensure, however, that our controls, training, policies and procedures will prevent or detect all such reckless or criminal acts, and we have been adversely impacted by such acts in the past, which have been immaterial in nature. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations, monetary and non-monetary penalties and suspension and debarment by the U.S. government and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation and could adversely impact our ability to continue to contract with the U.S. government.

Risks Related to Our Securities

We may issue a significant number of shares in the future in connection with investments or acquisitions.

Because we have become a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there is no independent third-party underwriter selling the shares of our Common Stock, and, accordingly, our stockholders will not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions. Because there is no independent third-party underwriter selling the shares of our Common Stock, you must rely on the information included in this Annual Report on Form 10-K. Although CLAQ performed a due diligence review and investigation of Nauticus in connection with the Business Combination, the lack of an independent due diligence review and investigation increases the risk of investment in us because it may not have uncovered facts that would be important to a potential investor.

Because we have become a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.

Because we have become a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there is no independent third-party underwriter selling the shares of our Common Stock, and, accordingly, our stockholders will not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions. Because there is no independent third-party underwriter selling the shares of our Common Stock, you must rely on the information included in this Annual Report on Form 10-K. Although CLAQ performed a due diligence review and investigation of Nauticus in connection with the Business Combination, the lack of an independent due diligence review and investigation increases the risk of investment in us because it may not have uncovered facts that would be important to a potential investor.

In addition, because we have not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or be less likely to provide, coverage of us. Investment banks may also be less likely to agree to underwrite secondary offerings on behalf of us than they might if we became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with us as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for our Common Stock could have an adverse effect on our ability to develop a liquid market for our Common Stock.

If certain holders of our Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our Common Stock and such holders still may receive significant proceeds.

As of the date of this Annual Report on Form 10-K, the market price of our Common Stock is below $10.00 per share, which was the price per share of Common Stock sold in our IPO and the per share price of the PIPE Shares sold to certain Selling Securityholders in connection with our PIPE Investment upon consummation of our Business Combination. In particular, the Founder Shares were purchased at an effective price of $0.006 per share. Accordingly, holders of the Founder Shares could sell their securities at a per share price that is less than $10.00 and still realize a significant return from the sale of those securities that could not be realized by our other stockholders. On February 1, the closing price of our Common Stock as reported on the Nasdaq Capital Market was $3.38 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $18,759,375.

Sales of shares of our Common Stock may depress our stock price.

Sales of a substantial number of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

In connection with the Closing of our Business Combination, we entered into Company Lock-up Agreements with certain Nauticus Robotics Holdings stockholders currently holding 29,379,584 shares of our Common Stock (excluding PIPE Shares which may be held by such stockholders), pursuant to which each stockholder agreed during the Lock-up Period, and subject to certain customary exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of our Common Stock, or enter into a transaction that would have the same effect, among other customary restrictions. The Company Lock-up Agreements expired on March 8, 2023, and the shares held by the parties to the Company Lock-up Agreements are no longer under these contractual restrictions. Consequently, we may experience selling pressure from the stockholders party to the Company Lock-up Agreement as they might push to quickly sell their previously restricted shares of Common Stock, regardless of the sale’s effect on the market price of our Common Stock.

The market price of our Common Stock is volatile, and you may lose some or all of your investment.

The market price of our Common Stock has been and is likely to continue to be volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	the impact of the COVID-19 pandemic on our business;

●	the inability to obtain or maintain the listing of our shares of Common Stock on Nasdaq;

●	the inability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, and retain our key employees;

●	declines in the market prices of stocks generally;

●	strategic actions by us or our competitors, including lack of action;

●	announcements by us or our competitors of significant contracts, product development, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	the gain or loss of key personnel;

●	changes in general economic or market conditions or trends in Nauticus’ industry or markets, including as a result of a general economic slowdown or a recession, increasing interest rates and changes in monetary policy or inflationary pressures;

●	changes in business or regulatory conditions, include new laws or regulations or new interpretations of existing laws or regulations applicable to us;

●	litigation involving Nauticus, our industry, or both, or investigations by regulators into our or our competitors’ operations;

●	risks relating to the uncertainty of our projected financial information; and

●	risks related to the organic and inorganic growth of our business and the timing of expected business milestones.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

Generally, in the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from Nauticus’ business regardless of the outcome of such litigation.

Volatility in our share price could subject us to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.

The trading market for our Common Stock depends, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Common Stock or change their opinion, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our shares of Common Stock would be your sole source of gain on an investment in such shares for the foreseeable future.

Sales of shares of our Common Stock may depress our stock price.

Sales of a substantial number of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the date (a) July 19, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of shares of our Common Stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements.

We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for the Common Stock and our market price may be more volatile.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to investors, thereby making Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Common Stock in the event the shares of our Common Stock are not traded on any specific trading day) of the Common Stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force a warrant holder: (i) to exercise its warrants and pay the exercise price therefor at a time when it may be disadvantageous for it to do so, (ii) to sell its warrants at the then-current market price when it might otherwise wish to hold its Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, will be substantially less than the market value of its Public Warrants.

Our Warrants may never be in the money, and they may expire worthless.

The exercise price for our Public Warrants and Private Warrants is $11.50 per-share (subject to adjustment as described herein), which exceeds the market price of our Common Stock, which was $3.38 per share based on the closing price of our Common Stock on the Nasdaq Capital Market on February 1, 2023. In addition, the exercise price for our SPA Warrants is $20.00 per-share (subject to adjustment as described herein), which exceeds the market price of our Common Stock, which was $3.38 per share based on the closing price of our Common Stock on the Nasdaq Capital Market on February 1, 2023. If all of our Public Warrants, Private Warrants and SPA Warrants were exercised in full for cash, we would receive an aggregate of approximately $240,148,500. We do not expect warrant holders to exercise their Public Warrants, Private Warrants or SPA Warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the Public Warrants, Private Warrants and SPA Warrants remain out-of-the money. There can be no assurance that the Public Warrants, Private Warrants or SPA Warrants will ever be in the money prior to their expiration and, as such, the Public Warrants, Private Warrants and SPA Warrants may expire worthless.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Public Warrants and Private Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (for purposes of this subsection, a “foreign action”) in the name of any holder of our Public Warrants or Private Warrants such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (for purposes of this subsection, an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel, as applicable, in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit the ability of warrant holders to bring a claim in a judicial forum that they find favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board. These limitations do not apply to our SPA Warrants.

Our Public Warrants and Private Warrants will become exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders. Additionally, presently our SPA Warrants are exercisable and our Debentures are convertible.

Outstanding Public Warrants and Private Warrants to purchase an aggregate of 15,800,000 shares of Common Stock (respectively, 8,625,000 Public Warrant Shares and 7,175,000 Private Warrant Shares) will become exercisable on the later of (1) the completion of the Business Combination or (2) 12 months from the consummation of the IPO. However, a holder of a Public Warrant or Private Warrant may only exercise a Public Warrant or Private Warrant for cash if there is an effective registration statement registering the Public Warrant Shares. Each Public Warrant and Private Warrant entitles the holder thereof to purchase one of our Class A Ordinary Shares at a price of $11.50 per whole share, subject to adjustment.

Outstanding Debentures became convertible on the election of the holder upon their issuance on September 9, 2022. The Debentures are convertible at conversion price of $15.00 per share, for 2,922,425 Debentures Shares. In addition, outstanding SPA Warrants became exercisable upon their issuance on September 9, 2022, at an exercise price of $20.00 per share, for 2,922,425 SPA Warrant Shares.

In connection with the Closing, each outstanding option (a “Nauticus Option”) to purchase shares of Nauticus Robotics Holdings’ common stock, par value $0.01 per share (the “Holdings Common Stock”), whether or not then vested and exercisable, was assumed by CLAQ and converted automatically (and without any required action on the part of such holder of outstanding option) into an option to purchase shares of our Common Stock (the “Converted Options”) equal to the number of shares determined by multiplying the number of shares of the Holdings Common Stock subject to such Nauticus Option immediately prior to the Effective Time by the Exchange Ratio, which product was rounded down to the nearest whole number of shares, at a per share exercise price determined by dividing the per share exercise price of such Nauticus Option immediately prior to the Effective Time by the Exchange Ratio. As a result of the Merger, an aggregate of 3,970,266 shares of Common Stock became issuable upon exercise of these options, subject to their original vesting dates (the “Option Shares”).

Further in connection with the Closing, and subject to such Triggering Events (defined below) former holders of Holdings Common Stock became entitled to receive their pro rata share of the Earnout Shares, up to 7,499,993 shares of Common Stock.

Public Warrants, Private Warrants and SPA Warrants may be exercised only for a whole number of shares of Common Stock. Debentures may be converted only into a whole number of shares of Common Stock. To the extent such (i) Public Warrants, Private Warrants and SPA Warrants are exercised; (ii) Debentures are converted; (iii) Converted Options are exercised; and (iv) Earnout Shares are release, additional shares of Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate in a corporate and manufacturing facility in Webster, Texas, USA. We currently occupy a facility that has approximately 30,000 square feet of office, development, and manufacturing space pursuant to a lease that, subject to options to extend, we expect will expire in April 2024. We consider our current office space adequate for our current operations. Should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as of December 31, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The Nasdaq Stock Market LLC under the symbol “KITT.” Our redeemable warrants are quoted on The Nasdaq Stock Market LLC under the symbol “KITTW.”

Shareholders

As of the date of this report, there are approximately 38 shareholders of record of our common stock based upon our transfer agent’s report. Because many of our shares of common stock are held by brokers and other nominees on behalf of shareholders, including in trust, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants

At December 31, 2022, there were 18,722,425 warrants outstanding, including the SPA Warrants, for the purchase of Company common stock. Refer to Note 10 to the consolidated financial statements included in this annual report for additional information relating to outstanding warrants.

Equity Compensation Plans

On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our Board ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. At December 31, 2022, 4,589,777 equity units were available for future issuance under the Omnibus Incentive Plan.

At the Closing Date of the Business Combination, Nauticus Robotics Holdings had 279,464 options outstanding for the purchase of its common stock. The outstanding options were converted into 3,970,266 options to purchase shares of our Common Stock. Outstanding options vest assuming continuous service to the Company with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of the grant. During the vesting period, holders have no rights of a stockholder with respect to the shares of Common Stock subject to an option and the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested options are forfeited upon termination of employment.

At December 31, 2022, there were 3,506,184 options outstanding for the purchase of Company common stock. Refer to Note 11 to the consolidated financial statements included in this annual report for additional information relating to outstanding options.

At December 31, 2022, there were 3,134,677 restricted stock units outstanding for the right to receive one share of Company common stock. Refer to Note 11 to the consolidated financial statements included in this annual report for additional information relating to restricted stock units.

Recent Sales of Unregistered Securities

We made no sales of our equity securities within the fourth quarter of the fiscal year covered by the report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no purchases of our equity securities within the fourth quarter of the fiscal year covered by the report.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition and contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Annual Report on Form 10-K, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Explanatory Note

On the Closing Date, we consummated the Business Combination with Merger Sub, and Nauticus Robotics Holdings, Inc. Pursuant to the terms of the Merger Agreement, a business combination between CLAQ and Nauticus Robotics Holdings was effected through the merger of Merger Sub with and into Nauticus Robotics Holdings, with Nauticus Robotics Holdings surviving the merger as a wholly owned subsidiary of CLAQ. On the Closing Date, CLAQ was renamed “Nauticus Robotics, Inc.” and the Nauticus Robotics Holdings’ predecessor was renamed “Nauticus Robotics Holdings, Inc.”

The Business Combination was accounted for as a reverse recapitalization under GAAP. Nauticus Robotics Holdings, Inc. was determined to be the accounting acquirer and CLAQ was treated as the acquired company for financial reporting purposes. Accordingly, the financial statements of Nauticus represent a continuation of the financial statements of Nauticus Robotics Holdings, Inc.

Overview

Nauticus Robotics, Inc. (the “Company,” “our,” or “we”) is a developer of ocean robots, software and services delivered to the ocean industry. We were initially incorporated as CLAQ under the laws of the State of Delaware on June 18, 2020. The Company’s principal corporate offices are located in Webster, Texas. Our services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, as well as to improve offshore health, safety, and environmental exposure.

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

Our key technologies are autonomous platforms, acoustic communications networks, electric manipulators, AI-based perception and control software, and high-definition workspace sensors. Implementation of these technologies enables operations to reduce costs over conventional methods.

Basis of Presentation – The Business Combination was accounted for as a reverse business combination with Nauticus Robotics Holdings, Inc. as the accounting acquirer and CLAQ as the accounting acquiree. Our audited consolidated financial statements reflect the financial condition, results of operations, cash flows and changes in stockholders’ equity (deficit) of Nauticus Robotics Holdings for periods until September 9, 2022, the Closing Date of the Business Combination, and the consolidated results of operations, cash flows and changes in stockholders’ equity (deficit) of Nauticus Robotics, Inc. and its consolidated subsidiary, Nauticus Robotics Holdings for the period from September 10, 2022 through December 31, 2022. All intercompany balances and transactions have been eliminated in preparation of these consolidated financial statements.

Impact of COVID-19 Pandemic on Business — The global spread of COVID-19 has created significant market volatility and economic uncertainty and disruption during 2021 and continuing into 2022. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers any of which adversely affects our business, results of operations and financial condition. The duration and extent of the COVID-19 pandemic and its impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

Liquidity — The Company has had recurring losses and negative cash flows since its inception. The Company continues to develop its principal products and conduct research and development activities. Supply chain disruptions instigated production delays and have continued to impact the Company’s ability to deploy its products and realize material RaaS and product sale revenues. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. If additional financing is not raised, it would likely lead to the company reducing discretionary spending and other cost cutting measures. The Company has not considered cost-cutting measures at this time but will assess as needed to meet capital requirements for our business operations. The Company have sufficient cash and cash generated from operations along with access to debt funding as necessary to meet its obligations for at least one year from the issuance date of this report.

On March 8, 2023, and subsequent to the filing of the Company’s Form 10-Q/A on such date, Triumph countersigned an agreement that amended the original agreement to accommodate staggered deposits and payments for each of the four contracted units, with deliveries taking place between 2024 and 2027. Triumph’s initial non-refundable deposit of $5,420,000 is due on October 31, 2023. Any failure by Triumph to make the initial deposit when due will be deemed breached by Triumph for failure to perform under the terms of the Agreement as amended. Management has carefully considered all facts surrounding the Triumph contract and its ability to secure financing for its capital projects, and as such, the Company has removed the contract from its internal projections and excluded all associated revenues and costs. Accordingly, we have excluded Triumph from the unfulfilled performance obligation table in Item 8, “Financial Statements – Note 3 – Revenue – Unfulfilled Performance Obligations.” As such, we do not believe a failure of such obligation will affect our future liquidity.

See the sections entitled “Risks Related to Our Business and Industry — Almost all our revenues in 2020, 2021, and 2022 were derived from three customers. A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks,” “Risks Related to Our Business and Industry — Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends,” “Risks Related to Our Business and Industry — With our service offering still being commercialized at a large scale, we have limited current customers and no hard contracts for the RaaS offering, and there is no assurance that expected customer demand will result in binding orders or subscriptions,” “Risks Related to Our Business and Industry — If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models for the foreseeable future,” “Risks Related to Our Business and Industry — The wide scale commercial RaaS launch of our fleet, Aquanaut and Hydronaut, may be delayed beyond the end of 2023,” and “Risks Related to Our Business and Industry — We may be unable to adequately control the costs associated with our operations.”

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth summarized consolidated financial information:

	For The Year Ended December 31,
	2022	2021	Change $	Change %
Revenue
Service	$11,210,559	$7,854,068	$3,356,491	43%
Product		242,637	(242,637)	-100%
Service - related party	224,400	332,767	(108,367)	-33%
Product - related party	-	162,068	(162,068)	-100%
Total revenue	11,434,959	8,591,540	2,843,419	33%

Costs and Expenses
Cost of revenue	11,863,862	6,850,248	5,013,614	73%
Depreciation	516,949	365,097	151,852	42%
Research and development	2,376,912	3,533,713	(1,156,801)	-33%
General and administrative	15,056,565	4,362,400	10,694,165	245%
Total costs and expenses	29,814,288	15,111,458	14,702,830	97%

Operating loss	(18,379,329)	(6,519,918)	(11,859,411)	182%

Other income	(293,862)	(1,601,568)	(1,307,706)	82%
Loss on extinguishment of debt	-	9,484,113	(9,484,113)	100%
Change in fair value of warrant liabilities	6,461,087	-	(6,461,087)	100%
Interest expense, net	3,714,017	725,166	2,988,851	412%

Net loss	$(28,260,571)	$(15,127,629)	$(13,132,942)	87%

Revenue. At December 31,2022, net revenue increased by $2.8 million, or 33%, to $11.4 million for 2022, as compared to $8.6 million for 2021. The increase in revenue is primarily attributable to the addition of revenue from four new service contracts and increased performance on an existing service contract, including the continued lease of an Aquanaut vehicle during 2022.

Cost of revenue. At December 31, 2022, cost of revenue increased by $5.0 million, or 73%, to $11.9 million for 2022, as compared to $6.9 million for 2021. The increase in cost of revenue is attributable to the addition of executing four service contracts with a mix of lower margin contracts from the prior year discussed above contributing to an overall increased cost of revenue. Also included in cost of revenue is a one-time bonus of approximately $1.2 million for manufacturing and operational personnel for the successful completion of the Merger.

Depreciation. At December 31, 2022, depreciation increased by $152 thousand, or 42%, to $517 thousand for 2022, as compared to $365 thousand for 2021 primarily due to increased investment in operational assets.

Research and development. At December 31, 2022, total research and development expenses decreased by $1.1 million, or 33%, to $2.4 million for 2022, as compared to $3.5 million for 2021. The decrease was due primarily to the Company meeting technological feasibility on both hardware and software development that has been capitalized throughout fiscal year 2022.

General and administrative. At December 31, 2022, total general and administrative expenses increased by $10.7 million, or 245%, to $15.1 million for 2022, as compared to $4.4 million for 2021. General and administrative expenses increased primarily due to an increase in company headcount, sales and marketing expenses, professional fees and other costs incurred in preparation for the business combination transaction with CleanTech. Also included in general and administrative expense is a one-time bonus expense of approximately $1.5 million for the successful completion of the Merger.

Other income, net. At December 31, 2022, other income, net decreased by $1.3 million to $0.3 million for 2022 as compared to $1.6 million in 2021. The decrease was due primarily to the recognition of the Paycheck Protection Program or PPP loan during the first and second quarter of 2021.

Loss on extinguishment of debt. At December 31, 2022, loss on extinguishment of debt decreased by $9.5 million to $0 for 2022 as compared to $9.5 million in 2021. The Company recognized a loss on extinguishment of debt of $9.5 million for 2021 due to an amendment of outstanding contingently convertible notes to allow the notes to be converted into Nauticus common stock as of the closing date of the Business Combination between CleanTech and Nauticus. The amendment was treated as an accounting extinguishment of debt. A loss was recognized for the difference between the carrying amounts of the notes and their fair values as of the date the notes were modified.

Change in fair value of warrant liabilities. At December 31, 2022, change in fair value of warrant liabilities increased by $6.5 million to $6.5 million of other (income) expense in 2022 as compared to $0 million in 2021. This increase was due to the change in mark-to-market value of the SPA warrants and public and private warrants assumed by the Company in the Business Combination.

Interest expense, net. At December 31, 2022, interest expense, net increased by $3.0 million to $3.7 million for 2022 as compared to $0.7 million in 2021. Interest expense, net increased due to an increase in indebtedness entered into by the Company during the third and fourth quarter of 2021, and amortization of debt discount of $1.1 million associated with the Debenture note.

Liquidity and Capital Resources

As of December 31, 2022, we had $22,746,422 of cash, cash equivalents and short term investments. The cash equivalents consist of demand deposits and money market funds.

Significant sources and uses of cash during the year ended December 31, 2022.

Sources of cash:

●	We received net proceeds of $53.3 million from debt and equity financings.

Uses of cash:

●	Cash used in operating activities was $37.3 million, which included $19.9 million invested in working capital.

●	Capital expenditures were $14.2 million.

●	Cash used in financing activities in payment of debt obligations was $17.9 million

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

We believe our cash on hand and cash collections from our revenue from our existing and anticipated new contracts afford us adequate liquidity for the balance of fiscal 2023. We anticipate needing additional capital to continue expanding our business operations, which may include acquisitions and capital expenditures. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. We have historically financed our operations through equity and debt financing. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. As such there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to curtail operations.

Indebtedness. The Company’s indebtedness at December 31, 2022 is presented in Item 8, “Financial Statements – Note 5 – Notes Payable” and our lease obligations are presented in Item 8, “Financial Statements—Note 6 – Leases.”

Recent accounting pronouncements. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which replaces the existing incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted this standard on January 1, 2022. There was no impact from the adoption of this standard on our consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions and conditions. The accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

Revenue Recognition. Our primary sources of revenue are from providing technology and engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed fee) or product sales and typically have terms of up to 18 months. The Company has limited product sales as its core products are still under development. Product sales to date have been for HaloGuard, a red zone monitoring solution we developed, which has been phased out as of March 31, 2022.

A performance obligation is a promise in a contract to transfer distinct goods or services to a customer. The products and services in our contracts are typically not distinct from one another. Accordingly, our contracts are typically accounted for as one performance obligation.

The Company’s performance obligations under service agreements generally are satisfied over time as the service is provided. Revenue under these contracts is recognized over time using an input measure of progress (typically costs incurred to date relative to total estimated costs at completion). This requires management to make significant estimates and assumptions to estimate contract sales and costs associated with its contracts with customers. At the outset of a long-term contract, the Company identifies risks to the achievement of the technical, schedule and cost aspects of the contract. Throughout the contract term, on at least a quarterly basis, we monitor and assess the effects of those risks on its estimates of sales and total costs to complete the contract. Changes in these estimates could have a material effect on the Company’s results of operations.

Cost plus fixed fee contracts are largely used for development projects.

Firm-fixed price contracts provide products or services generally over an agreed upon time frame for a predetermined amount. Firm-fixed price contracts present the risk of unreimbursed cost overruns, potentially resulting in lower-than-expected contract profits and margins. This risk is generally lower for cost plus fixed fee contracts which, as a result, generally have a lower margin.

Service revenue includes equipment operating lease income recognized based on the contractual cash lease payments for the period.

Performance obligations for product sales are typically satisfied at a point in time. This occurs when control of the products is transferred to the customer, which generally is when title and risk of loss have passed to the customer.

Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract liabilities include billings in excess of revenue recognized and accrual of certain contract obligations.

Stock-Based Compensation. Nauticus recognizes the cost of stock-based awards granted to its employees and directors based on the grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is the vesting period of the award. Nauticus elected to recognize the effect of forfeitures in the period they occur. Nauticus determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

●	Expected Term—We use the “simplified method” for expected term.

●	Expected Volatility—We use the historical volatility of Nauticus’ publicly traded common stock.

●	Expected Dividend Yield—The dividend rate used is zero as Nauticus has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

●	Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

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

We have determined that the Private Warrants and Public Warrants should be accounted for as liabilities. The Private Warrants and Public Warrants were initially recorded at their estimated fair value on the Closing Date and are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement). The Public Warrants are valued using their publicly traded price at each measurement date (a Level 1 measurement).

We have determined that the SPA Warrants (defined below) should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value on the Closing Date and are then re-valued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. At the Closing Date, the SPA Warrants’ fair value upon issuance was estimated using a Monte Carlo valuation model (a Level 3 measurement).

Earnout Shares – Earnout shares, issuable to former holders of Nauticus Robotics Holdings’ Common Stock, are held in escrow. The Earnout Shares will be released upon occurrence of a Triggering Event within five years of the Closing Date. The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon the closing of the Business Combination and will not be subsequently remeasured. Their estimated fair value upon issuance was determined using a Monte Carlo valuation model (a Level 3 measurement).

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nauticus Robotics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nauticus Robotics Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2021

Houston, Texas

March 28, 2023

NAUTICUS ROBOTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$17,787,159	$20,952,867
Restricted certificate of deposit	250,375	251,236
Short-term investments	4,959,263	-
Accounts receivable, net	1,622,434	794,136
Inventories	6,666,912	-
Contract assets	573,895	893,375
Prepaid insurance	2,392,978	67,219
Other Current assets	2,710,031	210,225
Total Current assets	36,963,047	23,169,058

Property and equipment, net	15,167,367	1,437,311
Operating lease right-of-use asset	317,208	513,763
Other assets	155,490	47,240

Total assets	$52,603,112	$25,167,372

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$324,484	$1,402,424
Accrued liabilities	3,142,977	1,576,433
Operating lease liabilities - current	410,158	353,598
Notes payable - current	-	10,250,000
Notes payable, related parties - current	-	3,000,000
Total Current Liabilities	3,877,619	16,582,455
Warrant liabilities	32,688,342	-
Operating lease liabilities - long-term	87,214	467,208
Notes payable - long-term, net of discount	15,922,118	14,708,333
Other liabilities	-	20,833
Total Liabilities	52,575,293	31,778,829

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares, authorized	-	-
Series A preferred stock, $0.01 par value; 0 and 334,800 shares, respectively, issued, and outstanding	-	3,348
Series B preferred stock, $0.01 par value; 0 and 725,426 shares, respectively, issued, and outstanding	-	7,254
Common stock, $0.0001 par value; 625,000,000 shares authorized, 47,250,771 and 9,669,217 shares issued, respectively, and 47,250,771 and 9,669,217 shares outstanding, respectively	4,725	967
Additional paid-in capital	68,128,196	33,221,505
Accumulated deficit	(68,105,102)	(39,844,531)
Total Stockholders’ Equity (Deficit)	27,819	(6,611,457)

Total Liabilities and Stockholders’ Equity (Deficit)	$52,603,112	$25,167,372

See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2022	2021
Revenue:
Service	$11,210,559	$7,854,068
Product	-	242,637
Service - related party	224,400	332,767
Product - related party	-	162,068
Total revenue	11,434,959	8,591,540

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	11,863,862	6,850,248
Depreciation	516,949	365,097
Research and development	2,376,912	3,533,713
General and administrative	15,056,565	4,362,400
Total costs and expenses	29,814,288	15,111,458

Operating loss	(18,379,329)	(6,519,918)

Other (income) expense:
Other income, net	(293,862)	(1,601,568)
Loss on extinguishment of debt	-	9,484,113
Change in fair value of warrant liabilities	6,461,087	-
Interest expense, net	3,714,017	725,166
Total other (income) expense, net	9,881,242	8,607,711

Net loss	(28,260,571)	$(15,127,629)

Basic and diluted earnings (loss) per share	$(1.75)	$(1.57)

Basic and diluted weighted average shares outstanding	18,982,139	9,637,962

See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	334,800	$3,348	725,426	$7,254	9,637,962	$964	$23,276,615	$(24,716,902)	$(1,428,721)
Stock-based compensation	-	-	-	-	-	-	107,794	-	107,794
Net loss	-	-	-	-	-	-	-	(1,519,682)	(1,519,682)

Balance at March 31, 2021	334,800	3,348	725,426	7,254	9,637,962	964	23,384,409	(26,236,584)	(2,840,609)
Stock-based compensation	-	-	-	-	-	-	100,570	-	100,570
Net loss	-	-	-	-	-	-	-	(1,074,911)	(1,074,911)

Balance at June 30, 2021	334,800	3,348	725,426	7,254	9,637,962	964	23,484,979	(27,311,495)	(3,814,950)
Stock-based compensation	-	-	-	-	-	-	117,571	-	117,571
Net loss	-	-	-	-	-	-	-	(1,298,122)	(1,298,122)

Balance at September 30, 2021	334,800	$3,348	725,426	$7,254	9,637,962	$964	$23,602,550	$(28,609,617)	$(4,995,501)
Stock-based compensation	-	-	-	-	-	-	99,645	-	99,645
Loss on extinguishment of debt	-	-	-	-	-	-	9,484,113	-	9,484,113
Excercise of stock options	-	-	-	-	31,255	$3	35,197	-	35,200
Net loss	-	-	-	-	-	-	-	$(11,234,914)	(11,234,914)
Balance at December 31, 2021	334,800	$3,348	725,426	$7,254	9,669,217	$967	$33,221,505	$(39,844,531)	$(6,611,457)
Stock-based compensation	-	-	-	-	-	-	200,157	-	200,157
Net loss	-	-	-	-	-	-	-	(3,504,002)	(3,504,002)

Balance at March 31, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,421,662	(43,348,533)	(9,915,302)
Stock-based compensation	-	-	-	-	-	-	188,657	-	188,657
Net loss	-	-	-	-	-	-	-	(3,356,956)	(3,356,956)

Balance at June 30, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,610,319	(46,705,489)	(13,083,601)
Cancellation and exchange of convertible note in connection with reverse capitalization	-	-	-	-	5,299,546	530	14,548,384	-	14,548,914
Conversion of Series A preferred stock in connection with reverse recapitalization	(334,800)	(3,348)	-	-	4,756,470	476	2,872	-	-
Conversion of Series B preferred stock in connection with reverse recapitalization	-	-	(725,426)	(7,254)	10,306,055	1,030	6,224	-	-
Reverse recapitalization with Cleantech Acquisition Corp, net	-	-	-	-	6,619,490	662	(669,904)		(669,242)
Earnout shares placed in escrow	-	-	-	-	7,499,993	750	(750)	-	-
Issuance of common stock for PIPE Investment	-	-	-	-	3,100,000	310	30,999,690	-	31,000,000
Equity issuance costs	-	-	-	-	-	-	(12,582,000)		(12,582,000)
Stock-based compensation	-	-	-	-	-	-	235,593	-	235,593
Net loss	-	-	-	-	-	-	-	(13,176,497)	(13,176,497)

Balance at September 30, 2022	-	-	-	-	47,250,771	4,725	66,150,428	(59,881,986)	6,273,167
Stock-based compensation	-	-	-	-	-	-	1,977,768	-	1,977,768
Net loss	-	-	-	-	-	-	-	(8,223,116)	(8,223,116)
Balance at December 31, 2022	-	$-	-	$-	47,250,771	$4,725	$68,128,196	$(68,105,102)	$27,819

See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,260,571)	$(15,127,629)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	516,949	365,097
Accretion of debt discount	1,342,062	29,166
Stock-based compensation	2,602,175	425,580
Loss on extinquishment of debt	-	9,484,113
Change in fair value of warrant liabilities	6,461,087	-
Noncash impact of lease accounting	196,555	205,966
Other income - Paycheck Protection Program Loan forgiveness	-	(1,578,500)
Changes in operating assets and liabilities:
Accounts receivable	(828,298)	(721,401)
Inventories	(6,666,912)	-
Contract assets	319,480	(831,489)
Other assets	(4,902,797)	(275,759)
Accounts payable and accrued liabilities	(7,731,279)	2,287,134
Contract liabilities	-	(1,433,370)
Operating lease liabilities	(323,434)	(330,598)
Net cash from operating activities	(37,274,983)	(7,501,690)

Cash flows from investing activities:
Capital expenditures	(14,247,005)	(922,487)
Purchase of short-term investments	(4,959,263)	-
Net cash from investing activities	(19,206,268)	(922,487)

Cash flows from financing activities:
Proceeds from notes payable	2,000,000	24,950,000
Proceeds from Paycheck Protection Program Loan	-	1,578,500
Proceeds from exercise of stock options	-	35,200
Payments of note payable	(17,850,333)	(484,836)
Proceeds from reverse recapitalization with CleanTech Acquisition Corp, net	14,947,876	-
Proceeds from issuance of common stock for Pipe Investment	31,000,000	-
Proceeds from issuance of debentures and SPA Warrants, net of discount	35,800,000	-
Payment of transaction costs on equity funding	(12,582,000)	-
Net cash from financing activities	53,315,543	26,078,864

Net change in cash and cash equivalents	(3,165,708)	17,654,687

Cash and cash equivalents, beginning of year	20,952,867	3,298,180
Cash and cash equivalents, end of year	$17,787,159	$20,952,867

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,719,947	$25,909
Cash paid for taxes	-	-
Non-cash investing and financing activities:
Conversion of convertible debt and accrued interest expense to common stock	14,548,914	-
Conversion of Series A preferred stock in connection with reverse recapitalization	3,348	-
Conversion of Series B preferred stock in connection with reverse recapitalization	7,254	-
Private and Public Warrant Liabilities assumed in reverse recapitalization	5,278,145	-
Fair value of SPA warrants at issuance	20,949,110	-
Loan commitment fee	-	(300,000)

See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Nauticus Robotics, Inc. (the “Company”, “our”, or “we”) is a developer of ocean robots, software, and services delivered in a modern business model to the ocean industry. We were initially incorporated as CleanTech Acquisition Corp. (“CLAQ”) under the laws of the State of Delaware on June 18, 2020. The Company’s principal corporate offices are located in Webster, Texas. Our robotics products and services are delivered to commercial and government-facing customers through a Robotics as a Service (“RaaS”) business model and direct product sales for both hardware platforms and software licenses. Besides a standalone service offering and forward-facing products, our approach to ocean robotics has also resulted in the development of a range of technology products for retrofit/upgrading legacy systems and other 3rd party vehicle platforms. Our services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, to improve offshore health, safety, and environmental exposure.

Business Combination - On September 9, 2022 (the “Closing Date”), Nauticus Robotics, Inc. consummated its business combination pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement,” and together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”) with CleanTech Merger Sub, Inc., a wholly owned subsidiary of CLAQ (“Merger Sub”), and Nauticus Robotics, Inc., a Texas corporation (prior to the Closing Date, “Nauticus Robotics Holdings, Inc.”). Pursuant to the terms of the Merger Agreement, a business combination between CLAQ and Nauticus Robotics Holdings, Inc. was affected through the merger of Merger Sub with and into Nauticus Robotics Holdings, Inc., with Nauticus Robotics Holdings, Inc. surviving the merger as a wholly owned subsidiary of CLAQ. On the Closing Date, CLAQ was renamed “Nauticus Robotics, Inc.” and the previous Nauticus Robotics, Inc. was renamed “Nauticus Robotics Holdings, Inc.”.

At the closing, among other things, (a) each share of Nauticus Preferred Stock, par value $0.01 per share, that was issued and outstanding immediately prior to the closing converted into shares of Nauticus Common stock, par value $0.01 per share, (“Nauticus Preferred Stock Conversion”); (b) each of Nauticus Robotic Holdings, Inc.’s unsecured convertible note obligations outstanding was converted into shares of Nauticus Common Stock in accordance with the terms of each such Nauticus Convertible Note; and (c) each share of Nauticus Common Stock (including shares of Nauticus Common Stock outstanding as a result of the Nauticus Preferred Stock Conversion and Nauticus Convertible Notes Conversion) was converted into the right to receive (i) the per share merger consideration and (ii) Earnout Shares.

Shares issued at closing is summarized as follows (i) an aggregate of 36,650,778 shares of Common Stock, par value $0.0001 (the “Common Stock” of CLAQ prior to the Closing, and the Common Stock of Nauticus following the Closing) shares were issued to holders of Nauticus Common Stock in the Business Combination (ii) the right to receive 7,499,993 additional shares of Common Stock held in escrow pursuant to the terms of the Merger Agreement and as further described below (such additional escrowed shares, the “Earnout Shares”) and (iii) the issuance of 3,100,000 shares of Common Stock for the Equity Financing (as described below). An aggregate of 47,250,771 shares of Common Stock (inclusive of the Earnout Shares) was issued after the Business Combination.

Former holders of Nauticus Common Stock are entitled to receive their pro rata share of up to 7,499,993 additional shares of Common Stock (the “Earnout Shares”) held in escrow. The Earnout Shares will be released upon occurrence of the following (each, a “Triggering Event”):

i.	one-half of the Earnout Shares will be released if, within a 5-year period, the volume-weighted average price of our Common Stock equals or exceeds $15.00 per share over any 20 trading days within a 30-day trading period;

ii.	one-quarter of the Earnout Shares will be released if, within a 5-year period, the volume-weighted average price of our Common Stock equals or exceeds $17.50 per share over any 20 trading days within a 30-day trading period; and

iii.	one-quarter of the Earnout Shares will be released if, within a 5-year period, the volume-weighted average price of our Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.

At closing, we received proceeds from Private Investment in a Public Entity subscribers (“PIPE Investment”) consisting of:

●	the issuance of 3,100,000 shares of Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $31 million (the “Equity Financing”), and

●	the issuance of secured Debentures with warrants having an aggregate principal amount of $36,530,320 (the “Debentures”) pursuant to a securities purchase agreement with certain investors providing net proceeds of $35,800,000 inclusive of a 2% original issue discount. The fair value of the SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. The Debentures are convertible into 2,922,425 shares of Common Stock and associated warrants for an additional 2,922,425 shares with an exercise price equal to $20 per share, subject to adjustment (“SPA Warrants”).

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Business Combination was accounted for as a reverse recapitalization under generally accepted accounting principles in the United States (“GAAP”). Nauticus Robotics Holdings Inc. was determined to be the accounting acquirer and CLAQ was treated as the acquired company for financial reporting purposes. Accordingly, the financial statements of the combined company represent a continuation of the financial statements of Nauticus Robotics Holdings Inc.

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

The Company incurred $12,582,000 in direct and incremental costs associated with the Equity Financing, which primarily consisted of investment banking, legal, accounting, and other professional fees.

Impact of COVID-19 Pandemic on Business – The global spread of COVID-19 has created significant market volatility and economic uncertainty and disruption during 2021 and continuing into 2022. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers, any of which adversely affects our business, results of operations, and financial condition. The duration and extent of the COVID-19 pandemic and its impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations and financial condition will depend on future developments that are highly uncertain.

Liquidity – The Company has had recurring losses and negative cash flows since inception. As such, the Company has been dependent on debt and equity funding to meet its development efforts. The Company continues to develop its principal products and conducts extensive research and development activities.

We anticipate needing additional capital to continue expanding our business operations, which may include acquisitions and capital expenditures. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. We have historically financed our operations through equity and debt financing. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. If additional financing is not raised, it would likely lead to the company reducing discretionary spending and other cost cutting measures. The Company has not considered cost-cutting measures at this time but will assess as needed to meet capital requirements for our business operations. The Company have sufficient cash and cash generated from operations along with access to debt funding as necessary to meet its obligations for at least one year from the issuance date of this report.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 8, 2023, and subsequent to the filing of the Company’s Form 10-Q/A on such date, Triumph countersigned an agreement that amended the original agreement to accommodate staggered deposits and payments for each of the four contracted units, with deliveries taking place between 2024 and 2027. Triumph’s initial non-refundable deposit of $5,420,000 is due on October 31, 2023. Any failure by Triumph to make the initial deposit when due will be deemed breached by Triumph for failure to perform under the terms of the Agreement as amended. Management has carefully considered all facts surrounding the Triumph contract and its ability to secure financing for its capital projects, and as such, the Company has removed the contract from its internal projections and excluded all associated revenues and costs. Accordingly, we have excluded Triumph from the unfulfilled performance obligation table in Note 3.

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying audited consolidated financial statements have been prepared in accordance with GAAP, under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) except the shares and corresponding equity amounts and loss per share related to Nauticus’ Common Stock prior to the Business Combination have been retroactively restated to reflect the post-combination Common Stock capital structure.

Principles of Consolidations - These audited consolidated financial statements reflect the financial condition, results of operations, cash flows and changes in stockholders’ equity (deficit) of Nauticus Robotics Holdings Inc. for periods until September 9, 2022, the Closing Date of the Business Combination, and the consolidated results of operations, cash flows and changes in stockholders’ equity (deficit) of Nauticus Robotics, Inc. and its consolidated subsidiary, Nauticus Robotics Holdings Inc. for the period from September 10, 2022 through December 31, 2022. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts. There were no cash equivalents at December 31, 2022 and 2021, respectively

Restricted Certificate of Deposit — The restricted certificate of deposit on December 31, 2022 and 2021 is held with a bank and is used as a guarantee against corporate credit cards.

Short-term Investments – Short-term investments on December 31, 2022 include an investment in a US Treasury Bill maturing March 14, 2023. The original maturity for this investment was more than 3 months and any change in the investment is recognized in the statement of operations.

Accounts Receivable – Trade credit is generally extended on a short-term basis in the normal course of business. If necessary, the Company establishes an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected which is based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable outstanding longer than contractual terms, generally up to 90 days, are considered past due. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Property and Equipment – property and equipment is recorded at cost and depreciated using the straight-line method. Expenditures which extend the useful lives of existing property and equipment are capitalized. Those costs which do not extend the useful lives are expensed as incurred. Upon disposition, the cost and accumulated depreciation are removed and any gain or loss on the disposal is reflected in the statements of operations.

Impairment of Long-Lived Assets – The Company reviews long-lived assets for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In this assessment, future pre-tax cash flows (undiscounted) resulting from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between its carrying value and estimated fair value. There were no impairments for December 31, 2022 and 2021, respectively.

Segment Reporting – Our operations represent a single segment because each revenue stream possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue – Our primary sources of revenue are from providing technology and engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company has no product sales in 2022 as its core products are still under development.

A performance obligation is a promise in a contract to transfer distinct goods or services to a customer. For all contracts, we assess if there are multiple promises that should be accounted for as separate performance obligations or combined into a single performance obligation. We generally separate multiple promises in a contract as separate performance obligations if those promises are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or require significant integration or customization within a group, they are combined and accounted for as a single performance obligation.

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

Performance obligations for product sales are typically satisfied at a point in time. This occurs when control of the products is transferred to the customer, which generally is when title and risk of loss have passed to the customer.

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

Inventories consisted of the following:

	December 31, 2022	December 31, 2021
Raw material and supplies	$1,499,030	$-
Work in progress	5,167,882	-
Finished goods	-	-
Total inventories	$6,666,912	$-

Leases – The Company’s lease arrangements are operating leases which are capitalized on the balance sheet as right-of-use (“ROU”) assets and obligations. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. These are recognized at the lease commencement date based on the present value of payments over the lease term. If leases do not provide for an implicit rate, we use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term as the lease payments. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation – The Company accounts for employee stock-based compensation using the fair value method. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period. The Company’s policy is to issue new shares upon the exercise or conversion of options and recognize option forfeitures as they occur.

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax asset (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of December 31, 2022 or 2021.

The Company is subject to the Texas margin tax and margin tax expense was $9,705 and $0 for the years ended December 31, 2022 and 2021, respectively.

Foreign Currency Translation – Nauticus purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded $261,000 and $470 of foreign currency transaction gains for the years ended December 31, 2022 and 2021, respectively that are included in other income, net.

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

We have determined that the Private Warrants and Public Warrants should be accounted for as liabilities. The Private Warrants and Public Warrants were initially recorded at their estimated fair value on the Closing Date and are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement). The Public Warrants are valued using their publicly traded price at each measurement date (a Level 1 measurement).

We have determined that the SPA Warrants (defined below) should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value on the Closing Date and are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. At the Closing Date, the SPA Warrants fair value upon issuance was estimated using a Monte Carlo valuation model (a Level 3 measurement).

Earnout Shares – Earnout shares, issuable to former holders of Nauticus Robotics Holdings, Inc.’s Common Stock, are held in escrow. The Earnout Shares will be released upon occurrence of a Triggering Event within five years of the Closing Date. The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon the closing of the Business Combination and will not be subsequently remeasured. Their estimated fair value upon issuance is determined using a Monte Carlo valuation model (a Level 3 measurement).

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Interest – The Company capitalizes interest costs incurred to work in process during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. During the year ended December 31, 2022, the Company capitalized interest totaling $804,000 to work in process attributable to inventories and property and equipment. No amounts of interest were capitalized during the year ended December 31, 2021.

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

Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the year ended December 31, 2022, sales to two customers accounted for 95% of total revenue. The total balance due from these customers as of December 31, 2022 comprised 82% of accounts receivable. During the year ended December 31, 2021, sales to one customer accounted for 89% of total revenue. The total balances due from this customer as of December 31, 2021, made up 82% of accounts receivable. No other customer represented more than 10% of our revenue.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current assets consist of the following:

	December 31, 2022	December 31, 2021
Prepaid material purchases	$2,454,298	$96,095
Other prepayments	199,323	110,326
Other	56,410	3,804
Total other current assets	$2,710,031	$210,225

Accrued liabilities consist of the following:

	December 31, 2022	December 31, 2021
Accrued compensation	$1,501,736	$349,255
Accrued professional fees	794,021	-
Accrued insurance	590,936	61,752
Accrued interest	-	703,544
Advance customer payments	-	373,791
Other accrued expenses	256,284	88,091
Total accrued expenses	$3,142,977	$1,576,433

Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current-period presentation. There was no material impact to the consolidated financial statements for these changes.

Recent Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which replaces the existing incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted this standard on January 1, 2022. There was no impact from the adoption of this standard on our consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a material impact on our consolidated financial statements.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Revenue

The following table presents the components of our revenue:

	Year Ended December 31,
	2022	2021
Cost plus fixed fee	$6,898,450	$2,856,858
Firm fixed-price	3,023,176	4,978,015
Firm fixed-price-vehicle lease	1,513,333	756,667
Total	$11,434,959	$8,591,540

Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.

In June 2021, we signed a Subcontractor Agreement with an unrelated third party to provide engineering, design, development, and other services which also includes a lease for an Aquanaut vehicle (“Vehicle Lease”). The Vehicle Lease is for a total of $2,270,000, or $126,111 per month for 18 months. Service revenue for the Vehicle Lease totaled $1,513,333 and $756,667, respectively, for the years ended December 31, 2022 and 2021. The Vehicle Lease was classified as an operating lease and revenue was recognized on a straight-line basis over the lease term until its completion in December 2022.

Contract Balances – Accounts receivable, net at December 31, 2022 totaled $1,622,434 due from customers for contract billings and is expected to be collected within the next three to six months. At December 31, 2021, accounts receivable, net totaled $794,136. The increase in accounts receivable at December 31, 2022 as compared with December 31, 2021 corresponds to the higher revenue recognized in 2022 from new customer contracts. At December 31, 2022 and December 31, 2021, allowances for doubtful accounts included in accounts receivable totaled $9,963 and $0, respectively. Bad debt expense was $9,963 and $0, respectively, for the years ended December 31, 2022 and 2021.

Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets decreased $319,480 during 2022, primarily due to the timing of the billing for the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations.

Contract liabilities include billings in excess of revenue recognized and accrual of certain contract obligations. The Company had no contract liabilities at December 31, 2022. Contract liabilities at December 31, 2021 included $306,791 of billings in excess of revenue recognized and $67,000 for contract completion obligations associated with a customer contract for a modified Aquanaut vehicle and are included in “Accrued liabilities” in the December 31, 2021 consolidated balance sheet. These amounts were recognized in the consolidated statements of operations during 2022.

Unfulfilled Performance Obligations – As of December 31, 2022, we expect to recognize approximately $11.1 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.

The following table summarizes the expected revenue from our unfilled performance obligations as of December 31, 2022:

	Expected Revenue from Unfulfilled Performance Obligations by Period
($ in millions)	Total	2023	2024

Unfulfilled performance obligations:
Performance obligations	$11.1	$7.0	$4.1

Total unfulfilled performance obligations	$11.1	$7.0	$4.1

If any of our contracts were to be modified or terminated, the expected value of the unfilled performance obligations of such contracts would be reduced.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consisted of the following:

	Useful Life (years)	December 31, 2022	December 31, 2021
Leasehold improvements	5.1	$789,839	$789,839
Property & equipment	5	2,206,004	1,216,609
Technology hardware equipment	5	1,200,504	773,535
Total		4,196,347	2,779,983
Less accumulated depreciation		(2,003,341)	(1,492,892)
Construction in progress		12,974,361	150,220
Total property and equipment, net		$15,167,367	$1,437,311

5. Notes Payable

Notes payable consisted of the following:

	December 31, 2022	December 31, 2021
Convertible secured debentures	$36,530,320	$-
RCB Equities #1, LLC term loan credit agreement	-	14,708,333
Contingently convertible promissory notes:
Schlumberger Technology Corp.	-	1,500,000
Transocean Inc.	-	1,500,000
Goradia Capital LLC	-	5,000,000
Material Impact Fund II, LP	-	5,000,000
In-Q-Tel, Inc.	-	250,000
Total	36,530,320	27,958,333
Less: debt discount, net	(20,608,202)	-
Less: current portion	-	(13,250,000)
Total notes payable – long-term	$15,922,118	$14,708,333

Convertible Note Obligations – As of December 31, 2021, Nauticus Robotics Holdings, Inc. was obligated under five contingently convertible note obligations bearing interest at interest rates ranging from 4.25% to 10% per annum. Each of these contingently convertible note obligations were converted into shares of Nauticus Robotics Holdings, Inc. Common Stock in accordance with the terms of each such note upon closing of the Business Combination. Each share of Nauticus Robotics Holdings, Inc. Common Stock received was converted into (i) an aggregate of 5,299,546 shares of Common Stock and (ii) a pro-rata number of the total Earnout Shares in the Business Combination

Upon closing of the Business Combination, we issued Debentures having an aggregate gross principal amount of $36,530,320 together with 2,922,425 SPA Warrants for proceeds of $35,800,000 inclusive of a 2% original issue discount. The fair value of the SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. This amount was recorded as a warrant liability and, together with the original issue discount, was recognized as a debt discount upon issuance totaling $21,679,716.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The debt discount is being accreted to interest expense over the four-year term of the Debentures. We recorded $1,071,228 of debt discount accretion for the period from September 9, 2022 through December 31, 2022, and is included as part of interest expense in the Consolidated Statement of Operations. The Debentures effective interest rate is approximately 25.2%.

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

The operating lease includes a leasehold improvement obligation which bears interest at 8% and matures on April 30, 2024. The balance of this obligation was $56,634 and $96,375 as of December 31, 2022, and December 31, 2021, respectively, and is included in operating lease liabilities in the consolidated balance sheets. Total cash paid pursuant to this lease was $359,615 and $360,780 during the years ended December 31, 2022 and 2021, respectively. The weighted average remaining lease term is 16 months at December 31, 2022.

The Company also leases certain office equipment under an operating lease beginning in August 2022 and expiring in 2025. The right-of-use asset and lease liability amounts were determined using a 7.75% discount rate. Cash paid pursuant to this lease during the year ended December 31, 2022 was $3,475 and the weighted average remaining lese term is 31 months.

The weighted average discount rate for all leases is approximately 8% at December 31, 2022.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total operating lease expense, which is accounted for in cost of revenue, was as follows:

	Years ended December 31,
	2022	2021
Fixed lease expense	$275,763	$275,485
Variable lease expense	$178,032	$180,818
Total operating lease expense	$453,795	$456,303

Future minimum lease payments as of December 31, 2022 were as follows:

Operating
Years Ending December 31,	Leases

2023	$409,347
2024	142,847
2025	4,865
Total minimum payments	$557,059

7. Commitments and Contingencies

Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

The income tax expense consisted of the following:

Year Ended December 31,
	2022	2021
Current income taxes:
Federal	$-	$-
State and local	-	-
Total current tax	-	-

Deferred income taxes:
Federal	-	-
State and local	-	-
Total deferred tax	-	-
Income tax expense	$-	$-

The effective tax rates on continuing operations for the years ended December 31, 2021 and 2022 were 0% respectively. The table below reconciles these effective tax rates with the U.S. federal statutory income tax rate as follows:

	Year Ended December 31,
	2022	2021
Income (loss) before income taxes	$(28,260,571)	$(15,127,629)
Tax at Federal Statutory Rate	(5,934,720)	(3,176,802)
Federal Return to Accrual	-	-
Non deductible expenses	193,421	1,754,071
Change in valuation allowance	5,741,299	1,422,731
Income tax expense	-	-
	0.00%	0.00%

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Fixed Assets	$113,135	$103,863
Stock Compensation	758,306	211,849
Warrant Liability Gain/Loss	1,356,828	-
Net Operating Losses	9,666,591	6,262,113
Business Credit Carryforward	1,426,116	1,426,117
Capitalized R & D	449,626	-
Other assets	109,616	13,634
Total deferred tax assets	13,880,218	8,017,576

Deferred tax liabilities:
Unrealized F/X	(54,729)	-
Other Liabilities	(66,614)	-
Total deferred tax liabilities	(121,343)	-

Valuation allowance	(13,758,875)	(8,017,576)
Net deferred tax assets	$-	$-

The Company has federal net operating loss carryforwards of approximately $46.3 million at December 31, 2022, of which about $646,000 begin to expire in 2035 and the remainder have no expiration. The Company has recorded a full valuation allowance against its net deferred tax assets due to recurring net losses.

9. Equity

Common Stock – A total of 47,250,771 shares of Common Stock were outstanding at December 31, 2022. Former holders of CLAQ common stock hold a total of 6,619,490 shares of Common Stock as a result of the Business Combination.

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

Common Stock Repurchase Agreements – Prior to the Business Combination, Nauticus Robotics Holdings, Inc. had agreements with its stockholders and option holders for the repurchase of up to 950,000 shares of outstanding common stock at prices based upon agreed valuation formulas. These agreements were terminated at closing of the Business Combination.

Common Stock Equity PIPE – At closing, we received proceeds from Private Investment in a Public Entity subscribers (“PIPE Investment”) consisting of the issuance of 3,100,000 shares of Common Stock, for a purchase price of $10.00 per share, for an aggregate of $31 million.

Earnout Shares – Following the closing of the Business Combination, former holders of shares of Nauticus Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 7,499,993 additional shares of Nauticus Common Stock which are held in escrow. The Earnout Shares will be released upon occurrence of certain Triggering Events. At December 31, 2022, the earnout targets have not been achieved and the Earnout Shares remain in escrow.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Earnout Shares were classified in stockholders’ equity and recognized at their fair value upon issuance totaling $4,957,366. Their estimated fair value upon issuance was determined using a Monte Carlo valuation model which simulated our stock price and the timing of the lapse of the transfer restrictions. The issuance of the Earnout Shares was treated as a deemed dividend. Because the Company does not have retained earnings, the issuance was recorded within additional paid in capital.

10. Warrants

Public Warrants – We assumed 8,625,000 Public Warrants in the Business Combination which remained outstanding as of December 31, 2022. Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Public Warrants on a cashless basis pursuant to an available exemption from exemption under the Securities Act. The Public Warrants expire on the fifth anniversary of our completion of the Business Combination, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.

We may redeem the outstanding Public Warrants, in whole and not in part, at a price of $0.01 per warrant:

●	at any time after the Public Warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the shares of Common Stock equals or exceeds $16.50 per share (subject to adjustment for splits, dividends, recapitalizations, and other similar events), for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

The Public Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2022 at $2,276,136 based on their publicly-traded price. The change in value of the Public Warrants during year ended December 31, 2022 totaled $(570,114) and was reported with other (income) expense in our consolidated statements of operations.

Private Warrants – We assumed 7,175,000 Private Warrants in the Business Combination which remained outstanding as of December 31, 2022. The Private Warrants are exercisable for one share of Common Stock at an exercise price of $11.50 and are identical in all material respects to the Public Warrants except that such Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.

The Private Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2022 at $1,934,588. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $3.74, no assumed dividends, a risk-free rate of 4.03% and implied volatility of 36.9%. The change in value of the Private Warrants during the year ended December 31, 2022 totaled $(497,307) and was reported with other (income) expense in our consolidated statements of operations.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The SPA Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2022 at $28,477,618 and was estimated using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. The change in value of the SPA Warrants during year ended December 31, 2022 totaled $7,528,508 and was reported with other (income) expense in our consolidated statements of operations.

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

11. Stock-Based Compensation

On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our board of directors ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. At December 31, 2022, 4,589,977 equity units were available for future issuance under the Omnibus Incentive Plan.

At the Closing Date of the Business Combination, Nauticus Robotics Holdings, Inc. had 279,464 options outstanding for the purchase of its common stock. The outstanding options were converted into 3,970,266 options to purchase shares of our Common Stock. Options vest assuming continuous service to the Company with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of grant. During the vesting period, the participants have voting rights, but the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested shares are forfeited upon termination of employment and vested shares may be repurchased by the Company at its option.

Compensation expense for stock option grants is recognized based on the fair value at the date of grant using the Black-Scholes option pricing model.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following inputs were used to calculate the fair value of the options as of the date of each grant:

	Years ended December 31,
	2022	2021

Expected volatility	36.7 - 36.9%	52.5 - 52.9%

Expected term (years)	4.69 - 4.94	6.25

Risk-free interest rate	4.03% - 4.06%	1.08% - 1.46%

Expected dividends	0.00%	0.00%

The expected volatility for 2022 was calculated using the historical volatility of the Company’s publicly traded common stock. Since there was no public market for the Company’s common stock in 2021, the expected volatility for options for 2021 was determined based on a peer group of publicly traded companies. In evaluating similarity of this peer group, the Company considered factors such as stage of development, risk profile, enterprise value and position within the industry. The Company used the “simplified method” for estimating the expected term of options, which is the average of the weighted-average vesting period and contractual term of the option. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock options. The Company assumed the expected dividends to be zero as it has never paid dividends and at the grant date of the options had no plans to do so.

Stock-based compensation expense, which relates to options granted under the Omnibus Incentive Plan, totaled $784,320 in 2022 and $425,580 in 2021 and was recorded in general and administrative expense. As of December 31, 2022, there was $1,422,492 of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of 2.56 years.

The following table summarizes options outstanding, as well as activity for the periods presented (prior year amounts have been converted using the conversion ratio of 14.2069 applied in the Business Combination):

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Exercise	Intrinsic
	Shares	Fair Value	Price	Value

Outstanding as of December 31, 2020	2,345,559	$0.77	$1.59	$779,457
Granted	1,726,488	$1.10	$1.94
Exercised	(31,255)	$0.47	$1.13
Cancelled	(91,634)	$0.78	$1.88
Outstanding as of December 31, 2021	3,949,158	$0.91	$1.74	$2,992,895
Granted	166,927	$1.31	$2.50
Cancelled	(609,901)	$0.83	$1.83
Outstanding as of December 31, 2022	3,506,184	$1.87	$1.87	$6,554,541

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of all options exercised during the years ended December 31, 2022 and 2021 was $0 and $42,944, respectively. The intrinsic value of all options outstanding at December 31, 2022 and 2021 was $6,554,541 and $2,992,895, respectively. The intrinsic value of all exercisable options at December 31, 2022 and 2021 was $4,278,240 and $1,678,662, respectively. Stock-based compensation expense attributable to options totaled $784,530 and $425,580 in 2022 and 2021, respectively. The option expense was recorded in general and administrative expense.

Proceeds from option exercises under the stock option plan for the years ended December 31, 2022 and December 31, 2021 were $0 and $35,200, respectively. The tax benefit realized from stock-based compensation was $0 and $16,410 for the years ended December 31, 2022 and December 31, 2021, respectively. Realization of this amount is dependent on the generation of future taxable income.

The following tabulation summarizes certain information related to outstanding and exercisable options at December 31, 2022:

		Options Outstanding			Options Exercisable
			Weighted
			Average
			Remaining	Weighted		Weighted
		As of	Contractual	Average	As of	Average
		December 31,	Life In	Exercise	December 31,	Exercise
Range of Excercise Prices		2022	Years	Price	2022	Price

$0.63	$0.70	284,137	3.02	$0.65	284,137	$0.65
$1.13	$1.46	473,796	6.01	$1.29	370,618	$1.25
$1.94	$2.50	2,748,251	7.61	$2.10	1,444,609	$2.03
$0.63	$2.50	3,506,184	7.02	$1.87	2,099,364	$1.70

The remaining weighted average contractual life of exercisable options at December 31, 2022 was 7.0 years.

Incentive Plans – during 2022, the Compensation Committee and Board of Directors granted restricted units of our common stock to certain of our key executives, employees, and non-employee directors. Each Restricted Stock Unit (“RSU”) is a notional amount that represents the right to receive one share of common stock of the Company if and when the RSUs vest. RSUs were issued to the following recipients and vest as follows:

Employee RSU grants are time-based and vest equally over a three-year period on December 31 of 2023, 2024, and 2025, conditional upon continued employment.

Non-employee director RSU grants are time-based and vest fully on the earlier of the one-year anniversary of the grant date or the next Board of Directors Annual General Meeting if a grantee is not on the election ballot, conditional upon continued service as a director.

Executive RSU grants issued as executive sign-on bonuses are time-based and vest 50% on the one-year anniversary of the new hire date and 50% on the two-year anniversary of the new-hire date.

In addition, during 2022, the Compensation Committee and Board of Directors granted Performance-based Restricted Stock Units (“PRSUs”) to senior executives. Each PRSU is a notional amount that represents the right to receive one share of common stock if and when the PRSU vests. PRSU participants may earn between 0% and 150% of the PRSUs, subject to attainment of certain performance conditions which are based upon the Company’s 2022 revenues. Earned PRSUs will vest 50% on December 31, 2023 and 50% on December 31, 2024.

The senior executive management team met a performance condition, so they received PRSUs that will vest at least 50% of the target achieved according to the award agreements. The number of the PRSUs granted was 1,214,580 with 50% vesting for a total amount of stock base compensation expense totaling $858,278 at December 31, 2022. The PRSUs expenses were recorded in general and administrative expense.

The Compensation Committee has a policy that the Company will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our restricted and performance stock unit activity for 2022:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Outstanding as of December 31, 2021	-	$0.00
Awarded	3,149,800	$4.73
Forfeited	(15,123)	$4.73
Outstanding as of December 31, 2022	3,134,677	$4.73	$11,723,692

The remaining weighted average contractual life of restricted stock granted at December 31, 2022 was 1.6 years.

The RSUs granted in 2022 do not have voting rights unless a RSU has vested and the share of common stock underlying it has been distributed to the participant. Each grantee of shares of restricted common stock is deemed to be the record owner of those shares during the restricted period, with the right to receive any dividends on those shares.

The PRSUs granted in 2022 carry no dividend rights but have voting rights upon the vesting of a PRSU and the share of common stock underlying it has been distributed to the PRSU participant.

Grants of restricted stock units are valued at their estimated fair values as of their respective grant dates. The grants in 2022 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the Nasdaq Stock Market.

Stock-based compensation expense under the restricted stock plans for 2022 was $858,278 for PRSUs and $959,367 for RSUs and was recorded in general and administrative expense. As of December 31, 2022, we had $4,886,686 of future expense related to PRSUs to be recognized and $8,108,603 of future expense related to RSUs over a weighted average remaining life of 2.04 years. Total stock-based compensation expense for 2022 including options, PRSUs, and RSUs totaled $2,601,965.

12. Employee Benefit Plan

Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust.  The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $367,796 and $210,945 at December 31, 2022 and 2021, respectively.

13. Related Party Transactions

Contingently Convertible Promissory Notes – As discussed in Note 5, upon consummation of the Business Combination outstanding contingently convertible promissory notes, including those held by related parties Schlumberger and Transocean Ltd., were converted into Common Stock.

Series A and Series B Preferred Stock – As discussed in Note 9, upon consummation of the Business Combination outstanding Series A and Series B Preferred Stock held by related parties Schlumberger and Transocean Ltd. were converted into Common Stock.

Revenue and Accounts Receivable – Revenue from Transocean Ltd. for contract services and products totaled $224,400 and $494,835 for the years ended December 31, 2022 and 2021, respectively. Accounts receivable included $21,000 and $39,225 outstanding from Transocean Ltd. at December 31, 2022 and 2021, respectively.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PIPE Investment and Securities Purchase Agreement – Concurrent with the closing of the Business Combination, the Company received (i) $2,500,000 from related party Material Impact Fund II, L.P. as their contribution to the PIPE Investment, (ii) $7,500,000 from related party Schlumberger Technology Corporation as their contribution to the PIPE Investment, (iii) $7,500,000 from related party Transocean Ltd. as their contribution to the PIPE Investment, and (iv) $5,102,000 from related party Material Impact Fund II, L.P. pursuant to the Securities Purchase Agreement. Material Impact Fund II,L.P. currently holds $5,102,000 of the outstanding Debentures bearing 5% interest, payable quarterly, maturing September 9, 2026, as well as holding outstanding Common Stock of the Company. During the year ended December 31, 2022, Material Impact Fund II, L.P. received $80,073 in interest payments on the Debentures from the Company.

14. Earnings (Loss) Per Share

Following is the computation of earnings (loss) per basic and diluted share:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(28,260,571)	$(15,127,629)
Less: deemed dividend for Earnout Shares	(4,957,366)	-
Net loss attributable to common stockholders	$(33,217,937)	$(15,127,629)
Denominator:
Weighted average shares used to compute basic and diluted EPS	18,982,139	9,637,962

Basic and diluted earnings (loss) per share	$(1.75)	$(1.57)

Anti-dilutive securities excluded from shares outstanding:
Stock options	3,506,184	3,949,158
Restricted and performance stock units	3,134,677	-
Warrants	18,722,425	-
Earnout shares	7,499,993	-
Debentures	2,922,425	-
Total	35,785,704	3,949,158

15. Fair Value Measurements

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

The estimated fair values of accounts receivable, contract assets, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity or time to maturity of these instruments. Notes payable with related parties may not be arms-length transactions and therefore may not reflect fair value. The estimated fair value of the Debentures approximates their carrying amount due to their recent issuance.

NAUTICUS ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for periods presented:

	Fair Value as of December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liability - Public Warrants	$2,276,136	$2,276,136	$-	$-
Warrant liability - Private Warrants	1,934,588	-	-	1,934,588
Warrant liability - SPA Warrants	28,477,618	-	-	28,477,618
Total	$32,688,342	$2,276,136	$-	$30,412,206

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

Warrant
Liability
Balance, December 31, 2021	$-
Assumption of Public and Private Warrants in Business Combination	5,278,145
SPA Warrants from Convertible Note	20,949,110
Change in fair value of warrant liabilities	6,461,087
Balance, December 31, 2022	$32,688,342

16. Subsequent Events

On March 8, 2023, and subsequent to the filing of the Company’s Form 10-Q/A on such date, Triumph countersigned an agreement that amended the original agreement to accommodate staggered deposits and payments for each of the four contracted units, with deliveries taking place between 2024 and 2027. Triumph’s initial non-refundable deposit of $5,420,000 is due on October 31, 2023. Any failure by Triumph to make the initial deposit when due will be deemed breached by Triumph for failure to perform under the terms of the Agreement as amended. Management has carefully considered all facts surrounding the Triumph contract and its ability to secure financing for its capital projects, and as such, the Company has removed the contract from its internal projections and excluded all associated revenues and costs. Accordingly, we have excluded Triumph from the unfulfilled performance obligation table in Note 3.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of the previously disclosed material weakness in our internal control over financial reporting discussed below, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously identified material weakness. In 2021, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act of 2002. This material weakness related to a lack of qualified accounting and financial reporting personnel with an appropriate level of experience and inadequate procedures for the accounting close process including obtaining information supporting significant accounting estimates and judgments affecting the financial statements on a timely basis. As a result, our management concluded that a material weakness existed in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Through the year ended December 31, 2022, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel, as well as designing and implementing additional controls over financial reporting, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Our remediation activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting.

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

Remediation Plan. Management and our Audit Committee are currently reviewing and determining a plan to remediate the material weakness described above and to enhance our overall control environment. We will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. Our remediation plan includes the implementation of controls over the process of reviewing significant and complex contracts and agreements.

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

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	All financial statements:

(2)	Financial statement schedules

Not Applicable

(3)	Exhibits required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Merger Agreement dated as of December 16, 2021, by and among CleanTech Acquisition Corp., CleanTech Merger Sub, Inc., Nauticus Robotics, Inc., and Nicolaus Radford, as amended on January 30, 2021.	Form 8-K	001-40611	2.1	December 17, 2021
2.1.1	Amendment No. 1 to Underwriting Agreement dated January 27, 2023	Form 8-K	001-40611	2.1	June 6, 2022
3.1	Amended and Restated Certificate of Incorporation of CleanTech Acquisition Corp.	Form 8-K	001-40611	3.1	July 21, 2021
3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of CleanTech Acquisition Corp.	Form 8-K	001-40611	3.1	July 19, 2022
3.2	Form of Second Amended and Restated Certificate of Incorporation of CLAQ.	Form S-4 Am. No. 11	333-262431	10.33	August 12, 2022
3.3	Bylaws of CleanTech Acquisition Corp.	Form S-1/A	333-256578	3.3	July 6, 2021
3.4	Form of Amended and Restated Bylaws of CleanTech Acquisition Corp.	Form S-4 Am. No. 11	333-262431	10.33	August 12, 2022
3.5	Second Amended and Restated Certificate of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.6	Amended and Restated Bylaws of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.6	September 15, 2022
4.1	Specimen Unit Certificate of CleanTech Acquisition Corp.	Form S-1/A	333-256578	4.1	July 6, 2021
4.2	Specimen Common Stock Certificate of CleanTech Acquisition Corp.	Form S-1/A	333-256578	4.2	July 6, 2021
4.3	Specimen Warrant Certificate of CleanTech Acquisition Corp.	Form S-1/A	333-256578	4.3	July 6, 2021
4.4	Warrant Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	4.1	July 21, 2021
4.5	Rights Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	4.2	July 21, 2021
4.6	Form of 5% Original Issue Discount Senior Secured DEBENTURE to be issued pursuant to the Securities Purchase Agreement dated December 16, 2021	Form S-4 Am. No. 4	333-262431	4.6	June 16, 2022
4.7	Form of Warrants to be issued pursuant to the Securities Purchase Agreement dated December 16, 2021	Form S-4 Am. No. 4	333-262431	4.7	June 16, 2022
4.8†	Description of Registrant’s Securities
10.1	Letter Agreement, dated July 14, 2021, by CleanTech Acquisition Corp.’s officers and directors.	Form 8-K	001-40611	10.1	July 21, 2021
10.2	Letter Agreement, dated July 14, 2021, by CleanTech Sponsor, LLC and CleanTech Investments, LLC.	Form 8-K	001-40611	10.2	July 21, 2021
10.3	Investment Management Trust Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	10.3	July 21, 2021
10.3.1	Amendment to the Investment Management Trust Agreement, dated July 19, 2022, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	1.1	July 19, 2022
10.4	Escrow Agreement, dated July 14, 2021, by and among CleanTech Acquisition Corp., Continental Stock Transfer & Trust Company and each of the initial stockholders.	Form 8-K	001-40611	10.4	July 21, 2021

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.5	Registration Rights Agreement, dated July 14, 2021, by and among CleanTech Acquisition Corp., and the initial stockholders.	Form 8-K	001-40611	10.5	July 21, 2021
10.6	Indemnity Agreements dated July 14, 2021 by and between CleanTech Acquisition Corp. and its directors and officers.	Form 8-K	001-40611	10.6	July 21, 2021
10.7	Subscription Agreement, dated July 14, 2021, by and between CleanTech Acquisition Corp., CleanTech Sponsor, LLC and CleanTech Investments, LLC.	Form 8-K	001-40611	10.7	July 21, 2021
10.8	Business Combination Marketing Agreement, dated July 14, 2021, by and between CleanTech Acquisition Corp. and Chardan Capital Markets, LLC.	Form 8-K	001-40611	10.8	July 21, 2021
10.9	Administrative Services Agreement, dated July 14, 2021, by and between CleanTech Acquisition Corp. and Chardan Capital Markets, LLC.	Form 8-K	001-40611	10.9	July 21, 2021
10.10	Financial Advisory Agreement by and between CleanTech Acquisition Corp. and Chardan Capital Markets, LLC dated December 14, 2021.	Form S-4 Am. No. 1	333-262431	10.10	March 31, 2022
10.11	Support Agreement by and among CleanTech Acquisition Corp., CleanTech Sponsor I LLC, CleanTech Investments, LLC and Nauticus Robotics, Inc.	Form 8-K	001-40611	10.1	December 17, 2021
10.12	Support Agreement by and among CleanTech Acquisition Corp., Nauticus Robotics, Inc. and certain shareholders of Nauticus Robotics, Inc.	Form 8-K	001-40611	10.2	December 17, 2021
10.13	Form of Subscription Agreement for certain investors	Form 8-K	001-40611	10.3	December 17, 2021
10.14	Securities Purchase Agreement by and among CleanTech Acquisition Corp., Nauticus Robotics, Inc. and certain investors named therein.	Form 8-K	001-40611	10.4	December 17, 2021
10.14.1	Agreement among CleanTech Acquisition Corp., Nauticus Robotics, Inc. and ATW Partners Opportunities Management, LLC dated January 31, 2022	Form S-4 Am. No. 1	333-262431	10.14.1	March 31, 2022
10.14.2	Letter Agreement between ATW Special Situations I LLC and Material Impact Fund II, L.P. dated December 15, 2021	Form S-4 Am. No. 3	333-262431	10.14.2	May 23, 2022
10.14.3	Letter Agreement between ATW Special Situations I and The 2022 SLS Family Irrevocable Trust dated September 9, 2022	Form 8-K	001-40611	10.14.3	September 15, 2022
10.15	Form of Nauticus Robotics, Inc. Stockholder Lock-up Agreement (included as Exhibit H-1 to Exhibit 2.1 hereto)	Form 8-K	001-40611	10.5	December 17, 2021
10.16	Form of Lock-up Agreement for certain holders of Nauticus Robotics, Inc. (f/k/a CleanTech Acquisition Corp.) (included as Exhibit H-2 to the Exhibit 2.1 hereto)	Form 8-K	001-40611	10.6	December 17, 2021
10.17	Form of Amended and Restated Registration Rights Agreement by and among CleanTech Acquisition Corp., Nauticus and certain stockholders.	Form 8-K	001-40611	10.7	December 17, 2021
10.18	Form of Director Nomination Agreement.	Form 8-K	001-40611	10.8	December 17, 2021
10.19	Director Designation Agreement	Form 8-K	001-40611	10.9	December 17, 2021
10.20	Battery Supplier Agreement, dated as of January 18, 2021.	Form S-4 Am. No. 4	333-262431	10.20	June 16, 2022
10.21	Fabrication Agreement, dated as of January 17, 2022.	Form S-4 Am. No. 4	333-262431	10.21	June 16, 2022

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.22	Construction Agreement, dated as of February 14, 2022.	Form S-4 Am. No. 4	333-262431	10.22	June 16, 2022
10.23	Commercial Proposal, dated as of December 6, 2021.	Form S-4 Am. No. 4	333-262431	10.23	June 16, 2022
10.24	Defense Innovation Unit Agreement, dated as of August 10, 2021.	Form S-4 Am. No. 4	333-262431	10.24	June 16, 2022
10.25	Subcontract Agreement, dated as of August 10, 2021.	Form S-4 Am. No. 4	333-262431	10.25	June 16, 2022
10.26	Amended and Restated Financial Advisory Agreement by and between Nauticus Robotics, Inc. and Coastal Equities, Inc. dated April 25, 2022	Form S-4 Am. No. 2	333-262431	10.27	April 27, 2022
10.27	Financial Advisory Agreement by and between CleanTech Acquisition Corp. and Roth Capital Partners, LLC dated February 11, 2022	Form S-4 Am. No. 3	333-262431	10.28	May 23, 2022
10.28	Financial Advisory Agreement by and among CleanTech Acquisition Corp., Nauticus Robotics, Inc. and Lake Street Capital Markets dated February 28, 2022	Form S-4 Am. No. 3	333-262431	10.29	May 23, 2022
10.29	Kongsberg Maritime AS Agreement, dated March 21, 2022	Form S-4 Am. No. 4	333-262431	10.30	June 16, 2022
10.30	Collaboration Agreement, dated as of December 4, 2020	Form S-4 Am. No. 4	333-262431	10.31	June 16, 2022
10.31	Memorandum of Understanding, effective as of April 21, 2022	Form S-4 Am. No. 3	333-262431	10.32	May 23, 2022
10.32	2022 Nauticus Robotics, Inc. Omnibus Incentive Plan.	Form 8-K	001-40611	10.9	September 15, 2022
14.1	Code of Business Conduct and Ethics of Nauticus Robotics, Inc.	Form 8-K	001-40611	14.1	September 15, 2022
16.1	Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission	Form 8-K	001-40611	16.1	September 15, 2022
21.1†	List of Subsidiaries.
24.1†	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2†	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 28, 2023	/s/ Nicolaus Radford
Nicolaus Radford
Chief Executive Officer (principal executive officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nicolaus Radford and Rangan Padmanabhan, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2023	/s/ Nicolaus Radford
Nicolaus Radford
Chief Executive Officer (principal executive officer)

March 28, 2023	/s/ Rangan Padmanabhan
Rangan Padmanabhan
Chief Financial Officer (principal financial officer)

March 28, 2023	/s/ Lisa J. Porter
Lisa J. Porter
Chairman of the Board

March 28, 2023	/s/ Jim Bellingham
Jim Bellingham
Director

March 28, 2023	/s/ Joseph W. Dyer
Joseph W. Dyer
Director

March 28, 2023	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Director

March 28, 2023	/s/ Mark Mey
Mark Mey
Director

March 28, 2023	/s/ Adam Sharkawy
Adam Sharkawy
Director

March 28, 2023	/s/ Eli Spiro
Eli Spiro
Director