Form 10-Q
period 2023-03-31
Nauticus Robotics, Inc.
filed 2023-05-15
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 15, 2023, the registrant had 47,507,796 shares of common stock outstanding.

NAUTICUS ROBOTICS, INC.
FORM 10-Q

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements appear in a number of places in this Form 10-Q including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on March 28, 2023 and those described in this Form 10-Q.

These and other factors could cause actual results to differ from those implied by the forward-looking statements. Forward-looking statements are not guarantees of performance and speak only as of the date hereof. There can be no assurance that future developments will be those that have been anticipated or that we will achieve or realize these plans, intentions, or expectations.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date they are made, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAUTICUS ROBOTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$12,478,433	$17,787,159
Restricted certificate of deposit	250,375	250,375
Short-term investments	-	4,959,263
Accounts receivable, net	2,634,644	1,622,434
Inventories	11,013,569	6,666,912
Contract assets	323,931	573,895
Prepaid expenses	5,392,527	5,046,599
Other current assets	54,384	56,410
Total Current assets	32,147,863	36,963,047

Property and equipment, net	16,950,015	15,167,367
Operating lease right-of-use asset	256,389	317,208
Other assets	140,197	155,490

Total assets	$49,494,464	$52,603,112

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,607,473	$324,484
Accrued liabilities	3,656,268	3,142,977
Operating lease liabilities - current	347,392	410,158
Total Current Liabilities	6,611,133	3,877,619
Warrant liabilities	34,925,245	32,688,342
Operating lease liabilities - long-term	6,251	87,214
Notes payable - long-term, net of discount	16,829,983	15,922,118
Total Liabilities	58,372,612	52,575,293

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 625,000,000 shares authorized, 47,281,275 and 47,250,771 shares issued, respectively, and 47,281,275 and 47,250,771 shares outstanding, respectively	4,728	4,725
Additional paid-in capital	69,402,246	68,128,196
Accumulated deficit	(78,285,122)	(68,105,102)
Total Stockholders’ Equity (Deficit)	(8,878,148)	27,819

Total Liabilities and Stockholders’ Equity (Deficit)	$49,494,464	$52,603,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,
	2023	2022

Revenue:
Service	$2,820,780	$2,235,965
Total revenue	2,820,780	2,235,965

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	2,932,267	1,899,161
Depreciation	273,099	111,319
Research and development	226,967	1,267,412
General and administrative	5,212,644	1,646,041
Total costs and expenses	8,644,977	4,923,933

Operating loss	(5,824,197)	(2,687,968)

Other (income) expense:
Other expense, net	1,152,381	4,212
Foreign currency transaction (gain) loss	(9,884)	9,848
Change in fair value of warrant liabilities	2,236,904	-
Interest expense, net	976,422	801,974
Total other (income) expense, net	4,355,823	816,034

Net loss	$(10,180,020)	$(3,504,002)

Basic and diluted earnings (loss) per share	$(0.26)	$(0.36)

Basic and diluted weighted average shares outstanding	39,765,361	9,669,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2021	334,800	$3,348	725,426	$7,254	9,669,217	$967	$33,221,505	$(39,844,531)	$(6,611,457)
Stock-based compensation	-	-	-	-	-	-	200,157	-	200,157
Net loss	-	-	-	-	-	-	-	(3,504,002)	(3,504,002)
Balance at March 31, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,421,662	(43,348,533)	(9,915,302)
Balance at December 31, 2022	-	$-	-	$-	47,250,771	$4,725	$68,128,196	$(68,105,102)	$27,819
Stock-based compensation	-	-	-	-	-	-	1,214,863	-	1,214,863
Exercise of stock options	-	-	-	-	30,504	3	59,187	-	59,190
Net loss	-	-	-	-	-	-	-	(10,180,020)	(10,180,020)
Balance at March 31, 2023	-	$-	-	$-	47,281,275	$4,728	$69,402,246	$(78,285,122)	$(8,878,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,180,020)	$(3,504,002)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	273,099	111,319
Accretion of debt discount	907,865	171,979
Stock-based compensation	1,214,863	200,157
Change in fair value of warrant liabilities	2,236,904	-
Noncash impact of lease accounting	60,819	32,325
Changes in operating assets and liabilities:
Accounts receivable	(1,012,210)	(211,779)
Inventories	(4,346,657)	(721,042)
Contract assets	249,964	300,616
Other assets	(328,609)	(577,901)
Accounts payable and accrued liabilities	2,234,510	436,412
Contract liabilities	-	(373,791)
Operating lease liabilities	(143,729)	(64,543)
Net cash from operating activities	(8,833,201)	(4,200,250)

Cash flows from investing activities:
Capital expenditures	(1,493,978)	(1,675,238)
Proceeds from sale of short-term investments	4,959,263	-
Net cash from investing activities	3,465,285	(1,675,238)

Cash flows from financing activities:
Proceeds from exercise of stock options	59,190	-
Net cash from financing activities	59,190	-

Net change in cash and cash equivalents	(5,308,726)	(5,875,488)

Cash and cash equivalents, beginning of period	17,787,159	20,952,867
Cash and cash equivalents, end of period	$12,478,433	$15,077,379

Supplemental disclosure of cash flow information:
Cash paid for interest	$469,850	$322,067
Cash paid for taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of the Business

Nauticus Robotics, Inc. (“Nauticus,” the “Company,” “our,” “us,” or “we”) is a developer of ocean robots, software, and services delivered in a modern business model to the ocean industry. We were initially incorporated as CleanTech Acquisition Corp. (“CLAQ”) under the laws of the State of Delaware on June 18, 2020. The Company’s principal corporate offices are located in Webster, Texas. Our robotics products and services are delivered to commercial and government-facing customers through a Robotics as a Service (“RaaS”) business model and direct product sales for both hardware platforms and software licenses. Besides a standalone service offering and forward-facing products, our approach to ocean robotics has also resulted in the development of a range of technology products for retrofitting/upgrading legacy systems and other 3rd party vehicle platforms. Our services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, and to improve offshore health, safety, and environmental exposure.

Business Combination - On September 9, 2022 (the “Closing Date”), Nauticus Robotics, Inc. consummated its business combination pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement,” and together with any amendment, the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”) with CleanTech Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of CLAQ (“Merger Sub”), and Nauticus Robotics Holdings, Inc., (prior to the Closing Date, “Nauticus Robotics, Inc.”) a Texas corporation (“Nauticus Robotics Holdings”). Pursuant to the terms of the Merger Agreement, a business combination between CLAQ and Nauticus Robotics Holdings was affected through the merger of Merger Sub with and into Nauticus Robotics Holdings, with Nauticus Robotics Holdings surviving the merger as a wholly owned subsidiary of CLAQ. On the Closing Date, CLAQ was renamed “Nauticus Robotics, Inc.” and the previous Nauticus Robotics, Inc. was renamed “Nauticus Robotics Holdings, Inc.”.

At the closing, among other things, (a) each share of Nauticus Preferred Stock, par value $0.01 per share, that was issued and outstanding immediately prior to the closing converted into shares of Nauticus Common stock, par value $0.01 per share, (“Nauticus Preferred Stock Conversion”); (b) each of Nauticus Robotic Holdings, Inc.’s unsecured convertible note obligations outstanding was converted into shares of Nauticus Common Stock in accordance with the terms of each such Nauticus Convertible Note (“Nauticus Convertible Notes Conversion”); and (c) each share of Nauticus Common Stock (including shares of Nauticus Common Stock outstanding as a result of the Nauticus Preferred Stock Conversion and Nauticus Convertible Notes Conversion) was converted into the right to receive (i) the per share merger consideration and (ii) Earnout Shares (defined below).

Shares issued at closing are summarized as follows (i) an aggregate of 36,650,778 shares of Common Stock, par value $0.0001 (the “Common Stock” of CLAQ prior to the Closing, and the Common Stock of Nauticus following the Closing) shares were issued to holders of Nauticus Common Stock in the Business Combination (ii) the right to receive 7,499,993 additional shares of Common Stock held in escrow pursuant to the terms of the Merger Agreement and as further described below (such additional escrowed shares, the “Earnout Shares”) and (iii) the issuance of 3,100,000 shares of Common Stock for the Equity Financing (as described below). An aggregate of 47,250,771 shares of Common Stock (inclusive of the Earnout Shares) was issued after the Business Combination.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At closing, we received proceeds from Private Investment in a Public Entity subscribers (“PIPE Investment”) consisting of:

●	the issuance of 3,100,000 shares of Common Stock, for a purchase price of $10.00 per share, and an aggregate purchase price of $31 million (the “Equity Financing”), and

●	the issuance of secured Debentures with SPA Warrants (as defined below) having an aggregate principal amount of $36,530,320 (the “Debentures”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors providing net proceeds of $35,800,000 inclusive of a 2% original issue discount. The fair value of the SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. The Debentures are convertible into 2,922,425 shares of Common Stock and associated warrants for an additional 2,922,425 shares with an exercise price equal to $20 per share, subject to adjustment (“SPA Warrants”).

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

Impact of COVID-19 Pandemic on Business – The global spread of COVID-19 created significant market volatility and economic uncertainty and disruption during 2021 and 2022. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic-related business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers, any of which adversely affects our business, results of operations, and financial condition. The duration and extent of the COVID-19 pandemic’s impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations, and financial condition will depend on future developments that are highly uncertain.

Liquidity – The Company has had recurring losses and negative cash flows since inception. As such, the Company has been dependent on debt and equity funding to meet its development efforts. The Company continues to develop its principal products and conducts extensive research and development activities.

We anticipate needing additional capital to continue expanding our business operations, which may include acquisitions and capital expenditures. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital, and capital expenditures. We have historically financed our operations through equity and debt financing. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. We are considering reducing discretionary spending and other cost-cutting measures, which may be implemented in the near-term to the extent additional financing is not raised. The Company has not yet implemented material cost-cutting measures but will assess as needed to meet capital requirements for our business operations. There are no assurances that we can raise sufficient additional capital from external sources or implement material cost-cutting measures. The inability to successfully effectuate either measure could force us to curtail or discontinue our operations. However, utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this Form 10-Q.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, cash flows and changes in stockholders’ equity (deficit) for each period presented. All intercompany balances and transactions have been eliminated in preparation of these condensed consolidated financial statements. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2022 year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read in conjunction with Nauticus Robotics Inc. Form 10-K for the year ended December 31, 2022.

Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 1 to Nauticus Robotics Inc.’s financial statements in the Form 10-K filed with the SEC for the year ended December 31, 2022. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2023.

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

Restricted Certificate of Deposit — The restricted certificate of deposit on March 31, 2023 and 2022 is held with a bank and is used as a guarantee against corporate credit cards.

Short-term Investments – Short-term investments on December 31, 2022 include an investment in a US Treasury Bill maturing March 14, 2023. The original maturity for this investment was more than three months and any change in the investment is recognized in the statement of operations. On March 14, 2023 the Company received proceeds of $4,959,263 at maturity and was recognized in statement of cash flows under investing activities.

Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company has no product sales for the three months ended March 31 2023 and 2022, respectively, as its core products are still under development.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Inventories – Inventories include raw materials and work in progress used in the construction and installation of a portfolio of ocean robotics systems technology products that include the Aquanaut and Olympic Arm. Raw materials consist of composite marine structures, commercial off-the-shelf or COTS, batteries, and hardware and electrical components. Work in progress inventories consist of raw materials and labor for construction of projects. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company periodically reviews inventories for specifically identifiable items that are unusable or obsolete based on assumptions about future demand and market conditions. Based on this evaluation, we make provisions for unusable and obsolete inventories in order to write inventories down to their net realizable value.

Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Raw material and supplies	$1,302,500	$1,499,030
Work in progress	9,711,069	5,167,882
Finished goods	-	-
Total inventories	$11,013,569	$6,666,912

Leases – The Company’s lease arrangements are operating leases which are capitalized on the balance sheet as right-of-use (“ROU”) assets and obligations. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. These are recognized at the lease commencement date based on the present value of payments over the lease term. If leases do not provide for an implicit rate, we use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term as the lease payments. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of March 31, 2023 and December 31, 2022.

Foreign Currency Gains and Losses – Nauticus purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded a foreign currency gain of $9,884 for the three months ended March 31, 2023 and a foreign currency loss of $9,848 for the three months ended March 31, 2022 that are included in other income/expense, net.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We have determined that the SPA Warrants should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value on the Closing Date and are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. At the Closing Date, the SPA Warrants fair value upon issuance was estimated using a Monte Carlo valuation model (a Level 3 measurement).

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

Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. During the three months ended March 31, 2023 and 2022, the Company capitalized interest totaling $234,985 and $34,467, respectively, to work in progress attributable to inventories and property and equipment.

Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the three months ended March 31, 2023, sales to two customers accounted for 99% of total revenue. The total balance due from these customers as of March 31, 2023 comprised 91% of accounts receivable. During the three months ended March 31, 2022, sales to two customers accounted for 99% of total revenue. The total balances due from these customers as of December 31, 2022, made up 82% of accounts receivable. No other customer represented more than 10% of our revenue. Loss of these customers could have a material adverse impact on the Company.

Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current-period presentation.

Recent Accounting Pronouncements – In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-60): Disclosure of Supplier Finance Program Obligations, which requires companies to disclose the use and impact of such programs on a company’s working capital, liquidity, and cash flow.  We adopted this standard on January 1, 2023.  We do not utilize Supplier Finance Programs and therefore no further disclosure is required.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2016, the FASB issued ASU No. 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model requires recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has adopted this standard as of January 1, 2023 and there was no impact on its financial position, results of operations and cash flows upon adoption.

In March 2022, the FASB issued ASU No. 2022-02, an amendment to ASC 326, Financial Instruments-Credit Losses, which eliminates the accounting guidance for creditors in troubled debt restructuring. It also aligns conflicting disclosure requirement guidance in ASC 326 by requiring disclosure of current-period gross write-offs by year of origination. The amendment also adds new disclosures for creditors with loan refinancing and restructuring for borrowers experiencing financial difficulty. The Company has adopted this standard as of January 1, 2023 and there was no impact on its financial position, results of operations and cash flows upon adoption.

There are no other new accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements.

3. Revenue

The following table presents the components of our revenue:

	Three months ended
	March 31,
	2023	2022
Cost plus fixed fee	$1,949,509	$1,423,259
Firm fixed-price	871,271	434,373
Firm fixed-price-vehicle lease	-	378,333
Total	$2,820,780	$2,235,965

Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.

Contract Balances – Accounts receivable, net at March 31, 2023 totaled $2,634,644 due from customers for contract billings and is expected to be collected within the next three to six months. At December 31, 2022, accounts receivable, net totaled $1,622,434. The increase in accounts receivable at March 31, 2023 as compared with December 31, 2022 corresponds to the timing of the collections between periods. At March 31, 2023 and December 31, 2022, allowances for doubtful accounts included in accounts receivable totaled $9,963. Bad debt expense was $0 for the three months ended March 31, 2023 and 2022.

Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets decreased $249,944 in the first three months of 2023, primarily due to the timing of the billing for the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations.

Contract liabilities include billings in excess of revenue recognized and accrual of certain contract obligations. The Company had no contract liabilities at March 31, 2023 and December 31. 2022, respectively.

Unfulfilled Performance Obligations – As of March 31, 2023, we expect to recognize approximately $8.2 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the expected revenue from our unfilled performance obligations as of March 31, 2023:

	Expected Revenue from Unfulfilled Performance Obligations by Period
($ in millions)	Total	2023	2024

Unfulfilled performance obligations:
Performance obligations	$8.2	$1.2	$7.0

Total unfulfilled performance obligations	$8.2	$1.2	$7.0

If any of our contracts were to be modified or terminated, the expected value of the unfulfilled performance obligations of such contracts would be reduced.

4. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid material purchases	$3,268,126	$2,454,298
Prepaid insurance	1,760,203	2,392,978
Other prepayments	364,198	199,323
Total other current assets	$5,392,527	$5,046,599

5. Property and Equipment

Property and equipment consisted of the following:

	Useful Life (years)	March 31, 2023	December 31, 2022
Leasehold improvements	5.1	$789,839	$789,839
Property & equipment	5	2,243,434	2,206,004
Technology hardware equipment	5	1,211,893	1,200,504
Total		4,245,166	4,196,347
Less accumulated depreciation		(2,276,524)	(2,003,341)
Construction in progress		14,981,373	12,974,361
Total property and equipment, net		$16,950,015	$15,167,367

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued compensation	$532,973	$1,501,736
Accrued professional fees	1,390,130	794,021
Accrued insurance	363,158	590,936
Accrued sales and property taxes	1,294,305	171,660
Other accrued expenses	75,702	84,624
Total accrued expenses	$3,656,268	$3,142,977

In April 2023, the Company received correspondence from the State of Texas assessing a sale and use tax liability of $1.2 million. The accrual is recorded under accrued liabilities of the condensed consolidated balance sheet.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Notes Payable

Notes payable consisted of the following:

	March 31, 2023	December 31, 2022
Convertible secured debentures	$36,530,320	$36,530,320

Total	36,530,320	36,530,320
Less: debt discount, net	(19,700,337)	(20,608,202)
Less: current portion	-	-
Total notes payable – long-term	$16,829,983	$15,922,118

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

The Debentures may be converted at each holder’s option at 120% of the principal amount at a conversion price of $15.00 or 2,922,425 shares of Common Stock. The conversion price may be adjusted downward for certain events including the issuance by the Company of dilutive instruments below the current conversion price. Interest accrues on the outstanding principal amount of the Debentures at 5% per annum, payable quarterly. The Debentures are secured by first priority interests, and liens on, all our assets, and mature on the fourth anniversary of the date of issuance, September 9, 2026.

The SPA Warrants contain similar anti-dilution provisions and are exercisable initially at $20 per share over their ten-year term at the holders’ option (further terms of the SPA Warrants are discussed in Note 12).

The debt discount is being accreted to interest expense over the four-year term of the Debentures. We recorded $907,865 of debt discount accretion for the three months ended March 31, 2023 and is included as part of interest expense in the condensed consolidated statements of operations. The Debentures effective interest rate is approximately 25.2%.

8. Leases

The Company leases its office and manufacturing facility under a 64-month operating lease expiring April 30, 2024. The lease includes rent escalations and chargebacks to the Company for build-out costs. The right-of-use asset and lease liability amounts were determined using an 8% discount rate which was the interest rate related to the leasehold improvement obligation.

The operating lease includes a leasehold improvement obligation which bears interest at 8% and matures on April 30, 2024. The balance of this obligation was $46,194 and $56,634 as of March 31, 2023 and December 31, 2022, respectively, and is included in operating lease liabilities in the condensed consolidated balance sheets. Total cash paid pursuant to this lease was $90,544 and $90,248 during the three months ended March 31, 2023 and 2022, respectively. The weighted average remaining lease term is 12 months at March 31, 2023.

The Company also leases certain office equipment under an operating lease beginning in August 2022 and expiring in 2025. The right-of-use asset and lease liability amounts were determined using a 7.75% discount rate. Cash paid pursuant to this lease during the three months ended March 31, 2023 was $2,085 and the weighted average remaining lese term is 28 months.

The weighted average discount rate for all leases was approximately 8% at March 31, 2023.

	Three Months Ended March 31,
	2023	2022
Fixed lease expense	$102,969	$69,191
Variable lease expense	$8,935	$44,508
Total operating lease expense	$111,904	$113,699

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Commitments and Contingencies

Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.

10. Income Taxes

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the three months ended March 31, 2023 or 2022. The Company has a full valuation allowance against its deferred tax assets as of March 31, 2023 and December 31, 2022, respectively.

11. Equity

Common Stock – A total of 47,281,275 shares of Common Stock were outstanding at March 31, 2023.

Earnout Shares - Following the closing of the Business Combination, former holders of shares of Nauticus Robotics Holdings, Inc. Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 7,499,993 Earnout Shares which are held in escrow. The Earnout Shares will be released from escrow upon occurrence of certain Triggering Events. At March 31, 2023, the earnout targets have not been achieved and the Earnout Shares remain in escrow.

12. Warrants

Public Warrants – We assumed 8,625,000 Public Warrants in the Business Combination which remained outstanding as of March 31, 2023. Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. During any period when we shall have failed to maintain an effective registration statement, warrant holders may exercise, subject to the terms of the governing warrant agreement, Public Warrants on a cashless basis pursuant to an available exemption from exemption under the Securities Act. The Public Warrants expire on the fifth anniversary of our completion of the Business Combination, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.

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

The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2023 at $1,956,891 based on their publicly-traded price. The change in value of the Public Warrants during the three months ended March 31, 2023 totaled $(319,247) and was reported with other (income) expense in our condensed consolidated statements of operations.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Private Warrants – We assumed 7,175,000 Private Warrants in the Business Combination which remained outstanding as of March 31, 2023. Each whole Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 and are identical in all material respects to the Public Warrants except that such Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.

The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2023 at $1,653,223 based on their publicly-traded price. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $2.98, no assumed dividends, a risk-free rate of 3.66% and implied volatility of 44.6%. The change in value of the Private Warrants during the three months ended March 31, 2023 totaled $(281,362) and was reported with other (income) expense in our condensed consolidated statements of operations.

SPA Warrants – Concurrent with the Closing and pursuant to the Securities Purchase Agreement, we issued 2,922,425 SPA Warrants. Each whole SPA Warrant is exercisable for one share of Common Stock at a price of $20.00. If a registration statement covering the shares of Common Stock issuable upon exercise of the SPA Warrants is not effective upon the registered holder’s election to exercise, the holder may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise their SPA Warrants on a cashless basis pursuant to an available exemption from exemption under the Securities Act. The SPA Warrants expire ten years after their initial issuance date, or earlier upon redemption or liquidation.

The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2023 at $31,315,131 and was estimated using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. The change in value of the SPA Warrants during the three months ended March 31, 2023 totaled $2,837,513 and was reported with other (income) expense in our condensed consolidated statements of operations.

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

13. Stock-Based Compensation

On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our board of directors ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. At March 31, 2023, 7,950,951 equity units were available for future issuance under the Omnibus Incentive Plan.

At the Closing Date of the Business Combination, Nauticus Robotics Holdings, Inc. had 279,464 options outstanding for the purchase of its common stock. Such options were originally issued under the 2015 Equity Incentive Plan (the “2015 Plan”) historically maintained by Nauticus Robotics Holdings, Inc. The outstanding options were converted into 3,970,266 options to purchase shares of our Common Stock. Outstanding options vest assuming continuous service to the Company with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of grant. During the vesting period, holders have no rights of a stockholder with respect to the shares of Common Stock subject to an option and the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested options are forfeited upon termination of employment. At March 31, 2023, 3,472,129 options (originally issued under the 2015 Plan) remained available to purchase shares of our common stock.

Compensation expense for stock option grants is recognized based on the fair value at the date of grant using the Black-Scholes option pricing model.

Stock-based compensation expense, which relates to options granted under the Omnibus Incentive Plan, totaled $139,912 and $206,059 for the first three months of 2023 and 2022, respectively, and was recorded in general and administrative expense. As of March 31, 2023, there was $1,282,580 of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of 2.42 years.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes options outstanding, as well as activity for the periods presented (prior year amounts have been converted using the conversion ratio of 14.2069 applied in the Business Combination):

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Exercise	Intrinsic
	Options	Fair Value	Price	Value

Outstanding as of December 31, 2021	3,947,359	$0.91	$1.74	$2,992,895
Granted	106,552	$1.30	$2.49
Cancelled	(75,297)	$1.28	$2.47
Outstanding as of March 31, 2022	3,978,614	$0.89	$1.84	$2,607,385

Outstanding as of December 31, 2022	3,503,601	$1.87	$1.87	$6,554,541
Exercised	(30,504)	$0.80	$1.94
Cancelled	(968)	$0.98	$1.94
Outstanding as of March 31, 2023	3,472,129	$0.89	$1.87	$3,837,080

The remaining weighted average contractual life of exercisable options at March 31, 2023 was 5.86 years.

The total intrinsic value of all options exercised during the three months ended March 31, 2023 and 2022 was $54,687 and $0, respectively. The intrinsic value of all options outstanding at March 31, 2023 and 2022 was $3,837,080 and $2,607,385, respectively. The intrinsic value of all exercisable options at March 31, 2023 and 2022 was $2,778,152 and $1,735,720, respectively.

Proceeds from exercises of options issued under the 2015 Plan for the first three months ended March 31, 2023 and 2022 were $59,178 and $0, respectively. The tax benefit realized from stock-based compensation was $11,859 and $0 for the first three months ended March 31, 2023 and 2022, respectively. Realization of this amount is dependent on the generation of future taxable income.

Incentive Plans - During 2022, RSUs were granted to certain of our key executives, employees, and non-employee directors. Each RSU is a notional amount that represents the right to receive one share of Common Stock of the Company if and when the RSU vests. RSUs were issued to the following recipients and vest as follows:

Employee RSU grants are time-based and vest equally over a three-year period on December 31 of 2023, 2024, and 2025, conditional upon continued employment.

Non-employee director RSU grants are time-based and vest fully on the earlier of the one-year anniversary of the grant date or the next Annual Meeting of Stockholders of the Company if a grantee is not on the election ballot, conditional upon continued service as a director.

Executive RSU grants issued as executive sign-on bonuses are time-based and vest 50% on the one-year anniversary of the new hire date and 50% on the two-year anniversary of the new-hire date.

In addition, during 2022, performance-based restricted stock units (“PRSUs”) were granted to senior executives. Each PRSU is a notional amount that represents the right to receive one share of Common Stock if and when the PRSU vests. PRSU participants may earn between 0% and 150% of the PRSUs, subject to attainment of certain performance conditions which are based upon the Company’s 2022 revenues. Earned PRSUs will vest 50% on December 31, 2023 and 50% on December 31, 2024.

The senior executive management team met a performance condition, whereby they earned and received PRSUs that will vest at least 50% of the target achieved according to the award agreements. The number of the PRSUs granted was 1,214,580 with 51% vesting for a total amount of PRSUs awarded is 619,436.

The Compensation Committee has a policy that the Company will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of our restricted and performance stock unit activity for the first three months of 2023:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value

Outstanding as of December 31, 2022	3,134,677	$4.73
Awarded	48,274	$3.48
Forfeited	(13,682)	$4.73
Outstanding as of March 31, 2023	3,169,269	$4.71	$9,428,576

The remaining weighted average contractual life of restricted stock granted at March 31, 2023 was 1.32 years.

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

Stock-based compensation expense under the restricted stock plans for the first three months of 2023 was $42,914 for PRSUs and $1,032,037 for RSUs and was recorded in general and administrative expense. As of March 31, 2023, we had $2,028,739 of future expense related to PRSUs to be recognized and $7,180,050 of future expense related to RSUs over a weighted average remaining life of 1.8 years. Total stock-based compensation expense for the first three months of 2023 including options, PRSUs, and RSUs totaled $1,214,863.

14. Employee Benefit Plan

Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust.  The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately.  The 401(k) plan provides several investment options, for which the employee has sole investment discretion.  The Company’s cost for the 401(k) plan was $117,342 and $78,190 for the three months ended March 31, 2023 and 2022, respectively.

15. Related Party Transactions

PIPE Investment and Securities Purchase Agreement – Concurrent with the closing of the Business Combination, the Company received (i) $2,500,000 from related party Material Impact Fund II, L.P. as their contribution to the PIPE Investment, (ii) $7,500,000 from related party Schlumberger Technology Corporation as their contribution to the PIPE Investment, (iii) $7,500,000 from related party Transocean Ltd. as their contribution to the PIPE Investment, and (iv) $5,102,000 from related party Material Impact Fund II, L.P. pursuant to the Securities Purchase Agreement. Material Impact Fund II, L.P. currently holds $5,102,000 of the outstanding Debentures bearing 5% interest, payable quarterly, maturing September 9, 2026, as well as holding outstanding Common Stock of the Company. During the three months ended March 31, 2023, Material Impact Fund II, L.P. received $65,192 in interest payments on the Debentures from the Company.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16. Earnings (Loss) Per Share

Following is the computation of earnings (loss) per basic and diluted share:

	Three months ended
	March 31,
	2023	2022
Numerator:
Net loss	$(10,180,020)	$(3,504,002)
Net loss attributable to common stockholders	$(10,180,020)	$(3,504,002)
Denominator:
Weighted average shares used to compute basic and diluted EPS	39,765,361	9,669,217

Basic and diluted earnings (loss) per share	$(0.26)	$(0.36)

Anti-dilutive securities excluded from shares outstanding:
Stock options	3,472,129	4,005,717
Restricted and performance stock units	3,169,269	-
Warrants	18,722,425	-
Earnout shares	7,499,993	-
Convertible debt	-	5,299,546
Debentures	2,922,425	-
Total	35,786,241	9,305,263

17. Fair Value Measurements

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

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

The Company’s non-financial assets measured at fair value on non-recurring basis include stock-based compensation awards, valuations of SPA Warrants, and Earnout Shares. These are considered Level 3 measurements as they involve significant unobservable inputs.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for periods presented:

	Fair Value as of March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liability - Public Warrants	$1,956,891	$1,956,891	$-	$-
Warrant liability - Private Warrants	1,653,223	-	-	1,653,223
Warrant liability - SPA Warrants	31,315,131	-	-	31,315,131
Total	$34,925,245	$1,956,891	$-	$32,968,354

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

Warrant
Liability
Balance, December 31, 2022	$32,688,341
Change in fair value of warrant liabilities	2,236,904
Balance, March 31, 2023	$34,925,245

18. Subsequent Events

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

Overview

Nauticus Robotics, Inc. (the “Company,” “our,” “us,” or “we”) is a developer of ocean robots, cloud software, and services delivered to the ocean industry. We were initially incorporated as CleanTech Acquisition Corp. (“CLAQ” or “CleanTech”) under the laws of the State of Delaware on June 18, 2020. The Company’s principal corporate offices are located in Webster, Texas. Our services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, as well as to improve offshore health, safety, and environmental exposure.

Our subsea robotic product, Aquanaut, is a vehicle that begins its mission in a hydrodynamically efficient configuration which enables efficient transit to the worksite (i.e., operating as an autonomous underwater vehicle, or “AUV”). During transit (operating in survey mode), Aquanaut’s sensor suite provides capability to observe and inspect subsea assets or other subsea features. Once it arrives at the worksite, Aquanaut transforms its hull configuration to expose two work-class-capable, electric manipulators that can perform dexterous tasks with (supervised), or without (autonomous), direct human involvement. In this intervention mode, the vehicle has capabilities similar to a conventional remotely operated vehicle (“ROV”). The ability to operate in both AUV and ROV modes is a quality unique to our subsea robot and is protected under a U.S. patent. To take advantage of these special configuration qualities, we have developed underwater acoustic communication technology, called Wavelink, our over-the-horizon remote connectivity solution, which removes the need for long umbilicals to connect the robot with topside vessels. Eliminating these umbilicals and communicating with the robot through acoustic or other latent, laser, or RF methods reduces much of the system infrastructure that is currently required for ROV servicing operations and is core to our value proposition.

The component technologies that comprise the Aquanaut are also marketable to the existing worldwide ROV fleet. Aquanaut’s perception and machine-learning software technologies combined with its perception and electric manipulators can be retrofitted on existing ROV platforms to improve their ability to perform subsea maintenance activities. The Argonaut, a derivative product of the Aquanaut, is aligned to non-industrial, government applications. This vehicle embodies nearly all of the Aquanaut’s core technologies but varies in form and function necessary to perform specialized missions.

Our key technologies are autonomous platforms, acoustic communications networks, electric manipulators, AI-based perception and control software, and high-definition workspace sensors. Implementation of these technologies enables operators to reduce costs relative to conventional methods.

Basis of Presentation – The accompanying Condensed Consolidated Financial Statements have been prepared by Nauticus Robotics Inc. without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, cash flows, and changes in stockholders’ equity (deficit) for each period presented. All intercompany balances and transactions have been eliminated in preparation of these condensed consolidated financial statements. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2022 year-end Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with Nauticus Robotics Inc. Form 10-K for the year ended December 31, 2022.

Impact of COVID-19 Pandemic on Business – The global spread of COVID-19 created significant market volatility and economic uncertainty and disruption during 2021 and 2022. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic-related business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers, any of which adversely affects our business, results of operations, and financial condition. The duration and extent of the COVID-19 pandemic’s impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations, and financial condition will depend on future developments that are highly uncertain.

Liquidity – The Company has had recurring losses and negative cash flows since its inception. The Company continues to develop its principal products and conduct research and development activities. Supply chain disruptions instigated production delays and have continued to impact the Company’s ability to deploy its products and realize material RaaS and product sale revenues. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital, and capital expenditures. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. We are considering reducing discretionary spending and other cost-cutting measures, which may be implemented in the near-term to the extent additional financing is not raised. The Company has not yet implemented material cost-cutting measures but will assess as needed to meet capital requirements for our business operations. There are no assurances that we can raise sufficient additional capital from external sources or implement material cost-cutting measures. The inability to successfully effectuate either measure could force us to curtail or discontinue our operations. However, utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth summarized condensed consolidated financial information:

	Three months ended
	March 31,		Change
	2023	2022	$	%
Revenue
Service	$2,820,780	$2,235,965	$584,815	26%
Total revenue	2,820,780	2,235,965	584,815	26%

Costs and Expenses
Cost of revenue	2,932,267	1,899,161	1,033,106	54%
Depreciation	273,099	111,319	161,780	145%
Research and development	226,967	1,267,412	(1,040,445)	-82%
General and administrative	5,212,644	1,646,041	3,566,603	217%
Total costs and expenses	8,644,977	4,923,933	3,721,044	76%

Operating loss	(5,824,197)	(2,687,968)	(3,136,229)	117%

Other (income) expense:
Other expense, net	1,152,381	4,212	1,148,169	27257%
Foreign currency transaction loss	(9,884)	9,848	(19,732)	-200%
Change in fair value of warrant liabilities	2,236,904	-	2,236,904	100%
Interest expense, net	976,422	801,974	174,448	22%

Net loss	$(10,180,020)	$(3,504,002)	$(6,676,018)	191%

Revenue. For the three months ended March 31, 2023, net revenue increased by $0.6 million, or 26%, to $2.8 million for 2023, as compared to $2.2 million for 2022. The increase in revenue is primarily attributable to one new contract and the continuation and increased performance on existing service contracts from the prior year.

Cost of revenue. For the three months ended March 31, 2023, cost of revenue increased by $1.0 million, or 54%, to $2.9 million for 2023, as compared to $1.9 million for 2022. The increase in cost of revenue is primarily attributable to cost escalation of several service contracts and increased operational headcount compared to the prior year. Also included in cost of revenue are retention bonuses of approximately $0.3 million for our continued successful development of our core product program.

Depreciation. For the three months ended March 31, 2023, depreciation increased by $162 thousand, or 145%, to $273 thousand for 2023, as compared to $111 thousand for 2022 primarily due to increased investment in operational assets.

Research and development. For the three months ended March 31, 2023, total research and development expenses decreased by $1.0 million, or 82%, to $0.2 million for 2023, as compared to $1.3 million for 2022. The decrease was due primarily to the Company achieving technological feasibility on both hardware and software developments and focusing on bringing its products to market.

General and administrative. For the three months ended March 31, 2023, total general and administrative expenses increased by $3.6 million, or 217%, to $5.2 million for 2023, as compared to $1.6 million for 2022. General and administrative expenses increased primarily due to an increase in company headcount, sales and marketing expense, professional fees, and other costs due to the continued growth of the Company.

Other expense, net. For the three months ended March 31, 2023, other income, net increased by $1.1 million to $1.2 million for 2023 as compared to $0 of other expense, net in 2022. The increase was due primarily from a state sales tax assessment of $1.2 million that the Company plans to vigorously mitigate, by contesting the preliminary estimate from the governmental entity, Texas Comptroller of Public Accounts.

Change in fair value of warrant liabilities. For the three months ended March 31, 2023, change in fair value of warrant liabilities increased by $2.2 million to $2.2 million of other (income) expense in 2023 as compared to $0 in 2022. This increase was due to the change in mark-to-market value of the SPA warrants and public and private warrants incurred and assumed by the Company in the Business Combination.

Interest expense, net. For the three months ended March 31, 2023, interest expense, net increased by $0.2 million to $1.0 million for 2023 as compared to $0.8 million in 2022. Interest expense, net increased due to amortization of debt discount of $0.9 million associated with the Debenture note.

Liquidity and Capital Resources

As of March 31, 2023, we had $12,478,433 of cash and cash equivalents. The cash equivalents consist of money market funds.

Significant sources and uses of cash during the first three months of 2023.

Sources of cash:

●	We received net proceeds of $59 thousand from the exercise of stock options, representing the strike price of such options.

Uses of cash:

●	Cash used in operating activities was $8.8 million, which included $3.3 million invested in working capital.

●	Cash used in investing activities for capital expenditures was $1.5 million.

Future sources and uses of cash. Our capital requirements will depend on many factors, including sales volumes, the timing and extent of spending to support R&D efforts, investments in technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. To date, our principal sources of liquidity have been proceeds received from the issuance of debt and equity funding and cash flows from our operations.

We anticipate needing additional capital to continue expanding our business operations, which may include acquisitions and capital expenditures. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital, and capital expenditures. We have historically financed our operations through equity and debt financing. We do not have any commitments for equity or debt funding at this time, and additional funding may not be available to us on favorable terms, if at all. We are considering reducing discretionary spending and other cost-cutting measures, which may be implemented in the near-term to the extent additional financing is not raised. The Company has not yet implemented material cost-cutting measures but will assess as needed to meet capital requirements for our business operations. There are no assurances that we can raise sufficient additional capital from external sources or implement material cost-cutting measures. The inability to successfully effectuate either measure could force us to curtail or discontinue our operations. However, utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this Form 10-Q.

Indebtedness. The Company’s indebtedness at March 31, 2023 is presented in Item I, “Financial Statements – Note 7 – Notes Payable” and our lease obligations are presented in Item I, “Financial Statements – Note 8 – Leases.”

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the previously disclosed material weakness in our internal control over financial reporting discussed below, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Through the three months ended March 31, 2023, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel, as well as designing and implementing additional controls over financial reporting, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Our remediation activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting.

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

Changes in internal control over financial reporting. We implemented changes to our internal control over financial reporting regarding our close procedures including adding qualified staffing to address segregation of duties concerns. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control. The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.

ITEM 1A. RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2023. Information regarding our Risk Factors is more fully described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2022 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ Nicolaus Radford
Nicolaus Radford
Chief Executive Officer

Date:	May 15, 2023

By:	/s/ Rangan Padmanabhan
Rangan Padmanabhan
Chief Financial Officer

Date:	May 15, 2023

