Form 10-Q/A
period 2023-03-31
Nauticus Robotics, Inc.
filed 2023-08-10
CIK 1849820

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

EXPLANATORY NOTE

Nauticus Robotics, Inc. (“we,” “our,” “us,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2023 (the “Original Filing”), to amend and restate our unaudited condensed consolidated financial statements and the accompanying notes as of and for the period ended March 31, 2023. This Amendment also amends certain other items in the Original Filing, as listed under “Items Amended In This Filing” below.

This Amendment, among other things, corrects an error associated with the untimely recognition of an accrued liability and expense associated with liquidated damages and related interest amounts arising out of that certain Registration Rights Agreement, dated as of September 9, 2022, between the Company and certain investors (“RRA”). Pursuant to generally accepted accounting principles in the United States (“GAAP”), the liquidated damages and interest amounts should have been recorded as an accrued liability and interest expense under other (income) expense when such amounts became probable and estimatable. The affected period is the quarter ended March 31, 2023.

SEC Staff Accounting Bulletin No. 99, “Materiality,” and FASB, Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating errors is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual errors are material. The Company evaluated the impact of the abovementioned error and has determined that such impact was material for the period ended March 31, 2023. Accordingly, we have restated our condensed consolidated financial statements for the affected period.

The accounting for liquidated damages and related interest arising out of the RRA had no impact on our liquidity, cash flows, revenues or costs of operations in the affected period.

Internal Control Over Financial Reporting and Disclosure Controls and Procedures

After re-evaluation, the Company’s management has concluded that the error described above was attributable to a previously identified material weakness in the Company’s internal control over financial reporting during the affected period and that, as a result, the Company’s disclosure controls and procedures were not effective during the affected period. The Company’s remediation plan concerning such material weakness is described in more detail in Part I, Item 4 of this filing.

ITEMS AMENDED IN THIS FILING

For the convenience of the reader, this Amendment amends and restates the Original Filing in its entirety. As a result, this Amendment includes both items that have been changed as a result of the restatement described above as well as items that are unchanged from the Original Filing. The following items have been amended pursuant to this Amendment to reflect the restatement described above:

Refer to “Note 2 – Previously Reported Financial Statements” to the condensed consolidated financial statements included in this Amendment for additional information, including a summary of the accounting impacts of the adjustments to the Company’s financial statements as of and for the period ended March 31, 2023.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to May 15, 2023.

In addition, in accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act from our Chief Executive Officer (as principal executive officer) and our Chief Financial Officer (as principal financial officer) dated as of the filing date of this Amendment.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or “Amendment”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements appear in a number of places in this Form 10-Q/A including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on March 28, 2023 and those described in this Form 10-Q/A.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAUTICUS ROBOTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$12,478,433	$17,787,159
Restricted certificate of deposit	250,375	250,375
Short-term investments	-	4,959,263
Accounts receivable, net	2,634,644	1,622,434
Inventories	11,013,569	6,666,912
Contract assets	323,931	573,895
Prepaid expenses	5,392,527	5,046,599
Other current assets	54,384	56,410
Total Current assets	32,147,863	36,963,047

Property and equipment, net	16,950,015	15,167,367
Operating lease right-of-use asset	256,389	317,208
Other assets	140,197	155,490
Total assets	$49,494,464	$52,603,112

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,607,473	$324,484
Accrued liabilities	7,614,913	3,142,977
Operating lease liabilities - current	347,392	410,158
Total Current Liabilities	10,569,778	3,877,619
Warrant liabilities	34,925,245	32,688,342
Operating lease liabilities - long-term	6,251	87,214
Notes payable - long-term, net of discount	16,829,983	15,922,118
Total Liabilities	62,331,257	52,575,293

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 625,000,000 shares authorized, 47,281,275 and 47,250,771 shares issued, respectively, and 47,281,275 and 47,250,771 shares outstanding, respectively	4,728	4,725
Additional paid-in capital	69,402,246	68,128,196
Accumulated deficit	(82,243,767)	(68,105,102)
Total Stockholders’ Equity (Deficit)	(12,836,793)	27,819
Total Liabilities and Stockholders’ Equity (Deficit)	$49,494,464	$52,603,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,
	2023	2022
	(As Restated)
Revenue:
Service	$2,820,780	$2,235,965
Total revenue	2,820,780	2,235,965

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	2,932,267	1,899,161
Depreciation	273,099	111,319
Research and development	226,967	1,267,412
General and administrative	5,212,644	1,646,041
Total costs and expenses	8,644,977	4,923,933

Operating loss	(5,824,197)	(2,687,968)

Other (income) expense:
Other expense, net	1,152,381	4,212
Foreign currency transaction (gain) loss	(9,884)	9,848
Change in fair value of warrant liabilities	2,236,904	-
Interest expense, net	4,935,067	801,974
Total other (income) expense, net	8,314,468	816,034
Net loss	$(14,138,665)	$(3,504,002)

Basic and diluted earnings (loss) per share	$(0.36)	$(0.36)

Basic and diluted weighted average shares outstanding	39,765,361	9,669,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2021	334,800	$3,348	725,426	$7,254	9,669,217	$967	$33,221,505	$(39,844,531)	$(6,611,457)
Stock-based compensation	-	-	-	-	-	-	200,157	-	200,157
Net loss	-	-	-	-	-	-	-	(3,504,002)	(3,504,002)
Balance at March 31, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,421,662	(43,348,533)	(9,915,302)
Balance at December 31, 2022	-	$-	-	$-	47,250,771	$4,725	$68,128,196	$(68,105,102)	$27,819
Stock-based compensation	-	-	-	-	-	-	1,214,863	-	1,214,863
Exercise of stock options	-	-	-	-	30,504	3	59,187	-	59,190
Net loss (as restated)	-	-	-	-	-	-	-	(14,138,665)	(14,138,665)
Balance at March 31, 2023 (as restated)	-	$-	-	$-	47,281,275	$4,728	$69,402,246	$(82,243,767)	$(12,836,793)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2023	2022
	(As Restated)
Cash flows from operating activities:
Net loss	$(14,138,665)	$(3,504,002)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	273,099	111,319
Accretion of debt discount	907,865	171,979
Stock-based compensation	1,214,863	200,157
Change in fair value of warrant liabilities	2,236,904	-
Noncash impact of lease accounting	60,819	32,325
Changes in operating assets and liabilities:
Accounts receivable	(1,012,210)	(211,779)
Inventories	(4,346,657)	(721,042)
Contract assets	249,964	300,616
Other assets	(328,609)	(577,901)
Accounts payable and accrued liabilities	6,193,155	436,412
Contract liabilities	-	(373,791)
Operating lease liabilities	(143,729)	(64,543)
Net cash from operating activities	(8,833,201)	(4,200,250)
Cash flows from investing activities:
Capital expenditures	(1,493,978)	(1,675,238)
Proceeds from sale of short-term investments	4,959,263	-
Net cash from investing activities	3,465,285	(1,675,238)
Cash flows from financing activities:
Proceeds from exercise of stock options	59,190	-
Net cash from financing activities	59,190	-
Net change in cash and cash equivalents	(5,308,726)	(5,875,488)
Cash and cash equivalents, beginning of period	17,787,159	20,952,867
Cash and cash equivalents, end of period	$12,478,433	$15,077,379
Supplemental disclosure of cash flow information:
Cash paid for interest	$469,850	$322,067
Cash paid for taxes	-	-

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

Business Combination - On September 9, 2022 (the “Closing Date”), Nauticus Robotics, Inc. consummated its business combination pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement,” and together with any amendment, the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”) with CleanTech Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of CLAQ (“Merger Sub”), and Nauticus Robotics Holdings, Inc. (prior to the Closing Date, “Nauticus Robotics, Inc.”), a Texas corporation (“Nauticus Robotics Holdings”). Pursuant to the terms of the Merger Agreement, a business combination between CLAQ and Nauticus Robotics Holdings was affected through the merger of Merger Sub with and into Nauticus Robotics Holdings, with Nauticus Robotics Holdings surviving the merger as a wholly owned subsidiary of CLAQ. On the Closing Date, CLAQ was renamed “Nauticus Robotics, Inc.” and the previous Nauticus Robotics, Inc. was renamed “Nauticus Robotics Holdings, Inc.”

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

Impact of COVID-19 Pandemic on Business – The global spread of COVID-19 created significant market volatility and economic uncertainty and disruption during 2021 and 2022. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic-related business interruptions, our customers, suppliers, manufacturers and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers, any of which adversely affects our business, results of operations, and financial condition. The duration and extent of the COVID-19 pandemic’s impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations, and financial condition will depend on future developments that are highly uncertain.

Liquidity – The Company has had recurring losses and negative cash flows since inception. As such, the Company has been dependent on debt and equity funding to meet its development efforts. The Company continues to develop its principal products and conducts extensive research and development activities.

We anticipate needing additional capital to continue expanding our business operations, which may include acquisitions and capital expenditures. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital, and capital expenditures. We have historically financed our operations through equity and debt financing. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. We are considering reducing discretionary spending and other cost-cutting measures, which may be implemented in the near-term to the extent additional financing is not raised. The Company has not yet implemented material cost-cutting measures but will assess as needed to meet capital requirements for our business operations. There are no assurances that we can raise sufficient additional capital from external sources or implement material cost-cutting measures. The inability to successfully effectuate either measure could force us to curtail or discontinue our operations. However, utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this Form 10-Q/A.

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

Short-term Investments – Short-term investments on December 31, 2022, include an investment in a US Treasury Bill maturing March 14, 2023. The original maturity for this investment was more than three months and any change in the investment is recognized in the statement of operations. On March 14, 2023, the Company received proceeds of $4,959,263 at maturity and was recognized in statement of cash flows under investing activities.

Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company has no product sales for the three months ended March 31, 2023 and 2022, respectively, as its core products are still under development.

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

Foreign Currency Gains and Losses – Nauticus purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded a foreign currency gain of $9,884 for the three months ended March 31, 2023, and a foreign currency loss of $9,848 for the three months ended March 31, 2022, that are included in other (income) expense, net.

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

Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the three months ended March 31, 2023, sales to two customers accounted for 99% of total revenue. The total balance due from these customers as of March 31, 2023, comprised 91% of accounts receivable. During the three months ended March 31, 2022, sales to two customers accounted for 99% of total revenue. The total balances due from these customers as of December 31, 2022, made up 82% of accounts receivable. No other customer represented more than 10% of our revenue. Loss of these customers could have a material adverse impact on the Company.

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

In March 2022, the FASB issued ASU No. 2022-02, an amendment to ASC 326, Financial Instruments-Credit Losses, which eliminates the accounting guidance for creditors in troubled debt restructuring. It also aligns conflicting disclosure requirement guidance in ASC 326 by requiring disclosure of current-period gross write-offs by year of origination. The amendment also adds new disclosures for creditors with loan refinancing and restructuring for borrowers experiencing financial difficulty. The Company has adopted this standard as of January 1, 2023, and there was no impact on its financial position, results of operations and cash flows upon adoption.

There are no other new accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements.

Restatement of prior financial information – Under the terms of the RRA, the Company was required to (i) file a registration statement (the “Initial Registration Statement”) within 15 business days of the closing of the Business Combination and (ii) use its best efforts to cause such registration statement to be declared effective as promptly as possible after the filing thereof, but in any event no later than the applicable Effectiveness Date (as defined in the RRA) (the “Registration Requirements”). The RRA additionally provided for liquidated damages if the Registration Requirements were not met.

SEC Staff Accounting Bulletin No. 99, “Materiality,” and FASB, Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating errors is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual errors are material. The Company evaluated the impact of the error identified by the Company with respect to the amounts arising out of the RRA, as described in further detail elsewhere herein, and determined that such impact was material for the period ended March 31, 2023. Accordingly, we have restated our condensed consolidated financial statements for the affected period.

Subsequent to the time that the Initial Registration Statement was declared effective by the SEC, the Company determined that, pursuant to GAAP, liquidated damages and related interest amounts should have been recorded as an accrued liability and interest expense under other (income) expense, net when such amounts became probable and estimatable. The Company’s accrual of such estimated amounts at March 31, 2023, includes liquidated damages and interest of $2,864,000 and $1,094,645, respectively, for a total amount of $3,958,645.

The condensed consolidated financial statements and certain of the notes to the condensed consolidated financial statements as of and for the three months ended March 31, 2023, have been restated to reflect the corrections. The impact of the restatement for the period ended March 31, 2023, is shown in the tables below and did not change the Company’s reported total assets, cash and cash equivalents, operating expenses, operating losses or cash flows from operations.

	March 31, 2023
	As Previously Reported	Adjustment	As Restated
Accrued liabilities	3,656,268	3,958,645	7,614,913
Total current liabilities	6,611,133	3,958,645	10,569,778
Total liabilities	58,372,612	3,958,645	62,331,257

Accumulated deficit	(78,285,122)	(3,958,645)	(82,243,767)
Total stockholders’ equity (deficit)	(8,878,148)	(3,958,645)	(12,836,793)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Restated

Statement of Operation data
Interest expense, net	976,422	3,958,645	4,935,067
Net loss	(10,180,020)	(3,958,645)	(14,138,665)
Basic and diluted loss per share	$(0.26)	$(0.10)	$(0.36)
Basic and diluted weighted average shares outstanding	39,765,361	39,765,361	39,765,361

Statement of Cash Flow data
Net loss	(10,180,020)	(3,958,645)	(14,138,665)
Accounts payable and accrued liabilities	2,234,510	3,958,645	6,193,155

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid material purchases	$3,268,126	$2,454,298
Prepaid insurance	1,760,203	2,392,978
Other prepayments	364,198	199,323
Total other current assets	$5,392,527	$5,046,599

5. Property and Equipment

Property and equipment consisted of the following:

	Useful Life (years)	March 31, 2023	December 31, 2022
Leasehold improvements	5.1	$789,839	$789,839
Property & equipment	5	2,243,434	2,206,004
Technology hardware equipment	5	1,211,893	1,200,504
Total		4,245,166	4,196,347
Less accumulated depreciation		(2,276,524)	(2,003,341)
Construction in progress		14,981,373	12,974,361
Total property and equipment, net		$16,950,015	$15,167,367

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued compensation	$532,973	$1,501,736
Accrued professional fees	1,390,130	794,021
Accrued insurance	363,158	590,936
Accrued sales and property taxes	1,294,305	171,660
Accrued interest and penalties	3,958,645	-
Other accrued expenses	75,702	84,624
Total accrued expenses	$7,614,913	$3,142,977

In April 2023, the Company received correspondence from the State of Texas assessing a sale and use tax liability of $1.2 million. The accrual is recorded under accrued liabilities of the condensed consolidated balance sheet. Further, as described elsewhere herein, subsequent to the filing date of the Original Filing, the Company determined that liquidated damages and related interest amounts should have been recorded under GAAP as an accrued liability and interest expense under other (income) expense, net. The Company’s accrual of such estimated amounts at March 31, 2023, includes liquidated damages and interest of approximately $4.0 million. Please see Note 2 for additional information.

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

The debt discount is being accreted to interest expense over the four-year term of the Debentures. We recorded $907,865 of debt discount accretion for the three months ended March 31, 2023, and is included as part of interest expense in the condensed consolidated statements of operations. The Debentures effective interest rate is approximately 25.2%.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Leases

The Company leases its office and manufacturing facility under a 64-month operating lease expiring April 30, 2024. The lease includes rent escalations and chargebacks to the Company for build-out costs. The right-of-use asset and lease liability amounts were determined using an 8% discount rate which was the interest rate related to the leasehold improvement obligation.

The operating lease includes a leasehold improvement obligation which bears interest at 8% and matures on April 30, 2024. The balance of this obligation was $46,194 and $56,634 as of March 31, 2023, and December 31, 2022, respectively, and is included in operating lease liabilities in the condensed consolidated balance sheets. Total cash paid pursuant to this lease was $90,544 and $90,248 during the three months ended March 31, 2023 and 2022, respectively. The weighted average remaining lease term is 12 months at March 31, 2023.

The Company also leases certain office equipment under an operating lease beginning in August 2022 and expiring in 2025. The right-of-use asset and lease liability amounts were determined using a 7.75% discount rate. Cash paid pursuant to this lease during the three months ended March 31, 2023, was $2,085 and the weighted average remaining lese term is 28 months.

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

10. Income Taxes

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the three months ended March 31, 2023 or 2022. The Company has a full valuation allowance against its deferred tax assets as of March 31, 2023, and December 31, 2022, respectively.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Warrants

Public Warrants – We assumed 8,624,991 Public Warrants in the Business Combination which remained outstanding as of March 31, 2023. Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. During any period when we shall have failed to maintain an effective registration statement, warrant holders may exercise, subject to the terms of the governing warrant agreement, Public Warrants on a cashless basis pursuant to an available exemption from exemption under the Securities Act. The Public Warrants expire on the fifth anniversary of our completion of the Business Combination, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.

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

The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2023, at $1,956,891 based on their publicly-traded price. The change in value of the Public Warrants during the three months ended March 31, 2023, totaled $(319,247) and was reported with other (income) expense in our condensed consolidated statements of operations.

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

The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2023, at $1,653,223 based on their publicly-traded price. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $2.98, no assumed dividends, a risk-free rate of 3.66% and implied volatility of 44.6%. The change in value of the Private Warrants during the three months ended March 31, 2023, totaled $(281,362) and was reported with other (income) expense in our condensed consolidated statements of operations.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2023, at $31,315,131 and was estimated using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. The change in value of the SPA Warrants during the three months ended March 31, 2023, totaled $2,837,513 and was reported with other (income) expense in our condensed consolidated statements of operations.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In addition, during 2022, performance-based restricted stock units (“PRSUs”) were granted to senior executives. Each PRSU is a notional amount that represents the right to receive one share of Common Stock if and when the PRSU vests. PRSU participants may earn between 0% and 150% of the PRSUs, subject to attainment of certain performance conditions which are based upon the Company’s 2022 revenues. Earned PRSUs will vest 50% on December 31, 2023, and 50% on December 31, 2024.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

16. Earnings (Loss) Per Share

Following is the computation of earnings (loss) per basic and diluted share:

	Three months ended March 31,
	2023	2022
	(As Restated)
Numerator:
Net loss	$(14,138,665)	$(3,504,002)
Net loss attributable to common stockholders	$(14,138,665)	$(3,504,002)
Denominator:
Weighted average shares used to compute basic and diluted EPS	39,765,361	9,669,217

Basic and diluted earnings (loss) per share	$(0.36)	$(0.36)

Anti-dilutive securities excluded from shares outstanding:
Stock options	3,472,129	4,005,717
Restricted and performance stock units	3,169,269	-
Warrants	18,722,425	-
Earnout shares	7,499,993	-
Convertible debt	-	5,299,546
Debentures	2,922,425	-
Total	35,786,241	9,305,263

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include Earnout Shares. These are considered Level 3 measurements as they involve significant unobservable inputs.

The Company’s non-financial assets measured at fair value on a recurring basis include stock-based compensation awards, SPA Warrants, and Private Warrants. These are considered Level 3 measurements as they involve significant unobservable inputs.

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

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

* * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q/A.

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

Impact of COVID-19 Pandemic on Business – The global spread of COVID-19, created significant market volatility and economic uncertainty and disruption during 2021 and 2022. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration of the ongoing COVID-19 pandemic related business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers any of which adversely affects our business, results of operations, and financial condition. The duration and extent of the COVID-19 pandemic’s impacts cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations, and financial condition will depend on future developments that are highly uncertain

Liquidity – The Company has had recurring losses and negative cash flows since its inception. The Company continues to develop its principal products and conduct research and development activities. Supply chain disruptions instigated production delays and have continued to impact the Company’s ability to deploy its products and realize material RaaS and product sale revenues. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital, and capital expenditures. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. We are considering reducing discretionary spending and other cost-cutting measures, which may be implemented in the near-term to the extent additional financing is not raised. The Company has not yet implemented material cost-cutting measures but will assess as needed to meet capital requirements for our business operations. There are no assurances that we can raise sufficient additional capital from external sources or implement material cost-cutting measures. The inability to successfully effectuate either measure could force us to curtail or discontinue our operations. However, utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this report.

Results of Operations

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

The following table sets forth summarized condensed consolidated financial information:

	Three months ended
	March 31,		Change
	2023	2022	$	%
	(As Restated)
Revenue
Service	$2,820,780	$2,235,965	$584,815	26%
Total revenue	2,820,780	2,235,965	584,815	26%

Costs and Expenses
Cost of revenue	2,932,267	1,899,161	1,033,106	54%
Depreciation	273,099	111,319	161,780	145%
Research and development	226,967	1,267,412	(1,040,445)	-82%
General and administrative	5,212,644	1,646,041	3,566,603	217%
Total costs and expenses	8,644,977	4,923,933	3,721,044	76%

Operating loss	(5,824,197)	(2,687,968)	(3,136,229)	117%

Other (income) expense:
Other expense, net	1,152,381	4,212	1,148,169	27257%
Foreign currency transaction loss	(9,884)	9,848	(19,732)	-200%
Change in fair value of warrant liabilities	2,236,904	-	2,236,904	100%
Interest expense, net	4,935,067	801,974	4,133,093	515%
Net loss	$(14,138,665)	$(3,504,002)	$(10,634,663)	304%

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

Other expense, net. For the three months ended March 31, 2023, other expense, net increased by $1.1 million to $1.2 million for 2023 as compared to $0 of other expense, net in 2022. The increase was due primarily from a state sales tax assessment of $1.2 million that the Company plans to vigorously mitigate, by contesting the preliminary estimate from the governmental entity, Texas Comptroller of Public Accounts.

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

Interest expense, net. For the three months ended March 31, 2023, interest expense, net increased by $4.1 million to $4.9 million for 2023 as compared to $0.8 million in 2022. Interest expense, net increased due to amortization of debt discount of $0.9 million associated with the Debentures and approximately $4.0 million associated with liquidated damages and interest arising out of the RRA. Please see Note 2 to the condensed consolidated financial statements included in this Amendment for additional information. Cash paid for interest increased by $0.2 million to $0.5 million for the three months ended March 31, 2023 as compared to $0.3 million in 2022 due to interest paid on the Debentures.

Liquidity and Capital Resources

As of March 31, 2023, we had $12,478,433 of cash and cash equivalents. The cash equivalents consist of money market funds.

Significant sources and uses of cash during the first three months of 2023.

Sources of cash:

●	We received net proceeds of $59 thousand from the exercise of stock options, representing the strike price of such options.

Uses of cash:

●	Cash used in operating activities was $8.8 million, which included $0.6 million invested in working capital.

●	Cash used in investing activities for capital expenditures was $1.5 million.

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

We anticipate needing additional capital to continue expanding our business operations, which may include acquisitions and capital expenditures. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital, and capital expenditures. We have historically financed our operations through equity and debt financing. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. We are considering reducing discretionary spending and other cost-cutting measures, which may be implemented in the near-term to the extent additional financing is not raised. The Company has not yet implemented material cost-cutting measures but will assess as needed to meet capital requirements for our business operations. There are no assurances that we can raise sufficient additional capital from external sources or implement material cost-cutting measures. The inability to successfully effectuate either measure could force us to curtail or discontinue our operations. However, utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this Form 10-Q/A.

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

Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Amendment No. 1 on Form 10-Q/A (this “Amendment”). Based on such re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, as a result of the continuation of the previously disclosed material weakness discussed below, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Amendment fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Continuation of material weakness as of March 2023 (initially identified as of September 2022). We previously identified a material weakness in controls over the accounting for complex warrant issuances and the classification of certain issued warrants. This material weakness resulted in the failure to prevent material errors in accounting for the warrants as equity classification when the warrants should have been classified as liabilities, and marked to market each reporting period, resulting in the restatement of our financial statements as of and for the nine months ended September 30, 2022.

Further, as detailed elsewhere herein, this Amendment, among other things, corrects an error associated with the untimely recognition of an accrued liability and expense arising out of the RRA. This error resulted from the continuation of the abovementioned material weakness, specifically in relation to the accounting for complex transactions and contracts of the Company. As a result of such continued material weakness, the Company’s condensed consolidated financial statements have been restated to reflect the corrections necessary to address such error.

Management is working to remediate the material weakness described above and to enhance our overall control environment. Our remediation plan includes enhancing our contract review process, particularly in the context of complex agreements and transactions, as well as internal communications in connection therewith, in addition to continuing our engagement of third-party specialists to assist with accounting, valuation, and financial reporting functions in relation to significant contracts, agreements and complex transactions. Our ongoing remediation activities are subject to continued management review supported by ongoing design and evaluation of our internal control over financial reporting framework. The Audit Committee of our board of directors is monitoring, and receives regular reports on the progress of, management’s remediation efforts. We will not consider the material weakness remediated until our enhanced controls are operational for a sufficient period of time and evaluated, enabling management to conclude that the enhanced controls are operating effectively.

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

Through the three months ended March 31, 2023, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel, as well as designing and implementing additional controls over financial reporting, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and evaluation of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Our remediation activities are ongoing and are subject to continued management review supported by ongoing design and evaluation of our framework of internal controls over financial reporting.

Changes in internal control over financial reporting. During the first quarter of 2023, we implemented changes to our internal control over financial reporting regarding our close procedures including adding qualified staffing to address segregation of duties concerns. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our Risk Factors during the three months ended March 31, 2023, other than as described below. Information regarding our Risk Factors is more fully described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.

We previously identified a material weakness in our internal control over financial reporting that has since been remediated and downgraded to a significant deficiency. We have identified a new material weakness affecting the classification of the SPA Warrants, which were previously recorded as equity. Further, this continued material weakness, specifically in relation to the accounting for complex transactions and contracts of the Company, is associated with the untimely recognition of an accrued liability and expense arising out of the RRA. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

In 2021, we identified a material weakness in our internal control over financial reporting, such that there was a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this material weakness, we engaged a technical accounting and financial reporting consulting firm to assist the company with (i) our financial accounting close, (ii) the application of technical accounting literature, (iii) the preparation of our financial statements, and (iv) the independent audit of our financial statements. We hired additional personnel in the third and fourth quarters of 2022 to supplement our accounting and financial reporting staff to remediate this weakness in our internal controls. We are also strengthening internal controls over financial reporting by implementing an enterprise resource planning system (“ERP”), a software used to automate business processes, containing workflows and business rules that ensure process is followed by approved policies, roles, and procedures. We expect to complete the final phases of the ERP implementation by the end of the fourth quarter of 2023. The resulting fully integrated ERP system will enhance financial reporting and transactional interfaces.

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

As identified in our amended quarterly report on Form 10-Q/A for the period ended September 30, 2022, we identified a material weakness affecting the classification of the SPA Warrants, which were previously recorded as equity. Further, this continued material weakness, specifically in relation to the accounting for complex transactions and contracts of the Company, is associated with the untimely recognition of an accrued liability and expense arising out of the RRA. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, and March 31, 2023, our disclosure controls and procedures were not effective. See “Controls and Procedures” for more information.

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

For more information, please see the risk factor, included in our Annual Report on Form 10-K for the year ended December 31, 2022, entitled “If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.”

We have restated our prior unaudited consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

We previously restated our unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2022 (the “2022 Restated Period”). In consultation with the Audit Committee of our board of directors (the “Audit Committee”) and our auditors, we made the determination to restate such financial statements following the identification of errors related to the classification of certain warrants that were previously recorded as equity. Due to such errors, the Company’s management and the Audit Committee concluded that our previously issued financial statements for the 2022 Restated Period should no longer be relied upon. In addition, our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, performed a re-evaluation of the effectiveness of our disclosure controls and procedures as of the end of the 2022 Restated Period. Based on such re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the identified material weakness, our disclosure controls and procedures were ineffective as of the end of the 2022 Restated Period. Our Quarterly Report on Form 10-Q for the period ended September 30, 2022 has been amended by an Amendment No. 1 on Form 10-Q/A to, among other things, reflect the restatement of our financial statements for the Restated 2022 Period.

Further, we have restated our unaudited condensed consolidated financial statements as of and for the quarterly period ended March 30, 2023 (the “2023 Restated Period”). In consultation with the Audit Committee and our auditors, we made the determination to restate such financial statements following the identification of an error associated with a failure to timely recognize an accrued liability and expense arising out of the RRA. Due to such error, the Company’s management and the Audit Committee concluded that our previously issued financial statements for the 2023 Restated Period should no longer be relied upon. In addition, our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, performed a re-evaluation of the effectiveness of our disclosure controls and procedures as of the end of the 2023 Restated Period. Based on such re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the continued material weakness, our disclosure controls and procedures were ineffective as of the end of the 2023 Restated Period. This Amendment, among other things, reflects the restatement of our financial statements for the 2023 Restated Period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
10.1	Registration Rights Agreement, dated as of September 9, 2022.	Form S-1	333-273752	10.34	August 7, 2023
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ Nicolaus Radford
Chief Executive Officer

Date:	August 10, 2023

By:	/s/ Rangan Padmanabhan
Chief Financial Officer

Date:	August 10, 2023