Form 10-Q
period 2023-06-30
Nauticus Robotics, Inc.
filed 2023-08-14
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, the registrant had 49,820,918 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements appear in a number of places in this Form 10-Q including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on March 28, 2023, and Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed by us on August 10, 2023.

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

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date they are made, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,353,179	$17,787,159
Restricted certificate of deposit	250,375	250,375
Short-term investments	-	4,959,263
Accounts receivable, net	1,302,494	1,622,434
Inventories	12,536,004	6,666,912
Contract assets	611,236	573,895
Prepaid expenses	6,121,038	5,046,599
Other current assets	53,605	56,410
Total Current assets	25,227,931	36,963,047

Property and equipment, net	21,784,483	15,167,367
Operating lease right-of-use asset	1,384,779	317,208
Other assets	129,370	155,490
Total assets	$48,526,563	$52,603,112

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,731,767	$324,484
Accrued liabilities	7,310,051	3,142,977
Operating lease liabilities - current	524,279	410,158
Total Current Liabilities	13,566,097	3,877,619
Warrant liabilities	5,847,057	32,688,342
Operating lease liabilities - long-term	992,660	87,214
Notes payable - long-term, net of discount	17,800,494	15,922,118
Total Liabilities	38,206,308	52,575,293

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value; 625,000,000 shares authorized, 47,894,251 and 47,250,771 shares issued, respectively, and 47,894,251 and 47,250,771 shares outstanding, respectively	4,789	4,725
Additional paid-in capital	71,885,793	68,128,196
Accumulated deficit	(61,570,327)	(68,105,102)
Total Stockholders’ Equity	10,320,255	27,819

Total Liabilities and Stockholders’ Equity	$48,526,563	$52,603,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Service	$1,128,115	$2,796,159	$3,948,395	$5,032,124
Service - related party	-	193,400	500	193,400
Total revenue	1,128,115	2,989,559	3,948,895	5,225,524

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	1,900,602	2,540,062	4,832,869	4,439,223
Depreciation	53,209	117,086	326,308	228,405
Research and development	482,761	583,870	709,728	1,851,282
General and administrative	5,560,565	2,271,138	10,773,209	3,917,179
Total costs and expenses	7,997,137	5,512,156	16,642,114	10,436,089

Operating loss	(6,869,022)	(2,522,597)	(12,693,219)	(5,210,565)

Other (income) expense:
Other (income) expense, net	746	(9,453)	1,153,127	(5,241)
(Gain) on sale of assets	(3,908)	-	(3,908)	-
Foreign currency transaction (gain)	(17,709)	(9,848)	(27,593)	-
Loss on repricing of warrants	590,266	-	590,266	-
Change in fair value of warrant liabilities	(29,668,454)	-	(27,431,550)	-
Interest expense, net	1,556,597	853,660	6,491,664	1,655,634
Total other (income) expense, net	(27,542,462)	834,359	(19,227,994)	1,650,393

Net income (loss)	$20,673,440	$(3,356,956)	$6,534,775	$(6,860,958)

Basic income (loss) per share	$0.52	$(0.35)	$0.16	$(0.71)
Diluted income (loss) per share	$0.49	$(0.35)	$0.16	$(0.71)

Basic weighted average shares outstanding	39,963,266	9,669,217	39,872,864	9,669,217
Diluted weighted average shares outstanding	44,345,319	9,669,217	40,602,678	9,669,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2021	334,800	$3,348	725,426	$7,254	9,669,217	$967	$33,221,505	$(39,844,531)	$(6,611,457)
Stock-based compensation	-	-	-	-	-	-	200,157	-	200,157
Net loss	-	-	-	-	-	-	-	(3,504,002)	(3,504,002)
Balance at March 31, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,421,662	(43,348,533)	(9,915,302)
Stock-based compensation	-	-	-	-	-	-	188,657	-	188,657
Net loss	-	-	-	-	-	-	-	(3,356,956)	(3,356,956)
Balance at June 30, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,610,319	(46,705,489)	(13,083,601)

Balance at December 31, 2022	-	$-	-	$-	47,250,771	$4,725	$68,128,196	$(68,105,102)	$27,819
Stock-based compensation	-	-	-	-	-	-	1,214,863	-	1,214,863
Exercise of stock options	-	-	-	-	30,504	3	59,186	-	59,189
Net loss	-	-	-	-	-	-	-	(14,138,665)	(14,138,665)
Balance at March 31, 2023	-	$-	-	$-	47,281,275	$4,728	$69,402,245	$(82,243,767)	$(12,836,794)
Stock-based compensation	-	-	-	-	-	-	1,862,164	-	1,862,164
Exercise of stock options	-	-	-	-	148,732	15	283,375	-	283,390
Exercise of warrants	-	-	-	-	165,713	16	338,039	-	338,055
Exercise of RSUs	-	-	-	-	298,531	30	(30)	-	-
Net income	-	-	-	-	-	-	-	20,673,440	20,673,440
Balance at June 30, 2023	-	$-	-	$-	47,894,251	$4,789	$71,885,793	$(61,570,327)	$10,320,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$6,534,775	$(6,860,958)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	326,308	228,405
Accretion of debt discount	1,878,376	347,106
Stock-based compensation	3,077,027	388,814
Loss on repricing of warrants	590,266	-
Change in fair value of warrant liabilities	(27,431,550)	-
Noncash impact of lease accounting	145,253	88,212
Changes in operating assets and liabilities:
Accounts receivable	319,940	(811,016)
Inventories	(5,869,092)	(2,380,429)
Contract assets	(37,341)	(60,585)
Other assets	(1,045,514)	(1,360,086)
Accounts payable and accrued liabilities	8,733,185	1,039,296
Contract liabilities	-	(373,791)
Operating lease liabilities	(193,257)	(155,382)
Net cash from operating activities	(12,971,624)	(9,910,414)

Cash flows from investing activities:
Capital expenditures	(6,102,253)	(3,080,199)
Proceeds from sale of short-term investments	4,959,263	-
Net cash from investing activities	(1,142,990)	(3,080,199)

Cash flows from financing activities:
Proceeds from exercise of stock options	342,579	-
Proceeds from exercise of warrants	338,055	-
Net cash from financing activities	680,634	-

Net change in cash and cash equivalents	(13,433,980)	(12,990,613)
Cash and cash equivalents, beginning of period	17,787,159	20,952,867
Cash and cash equivalents, end of period	$4,353,179	$7,962,254

Supplemental disclosure of cash flow information:
Cash paid for interest	$908,184	$761,189
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$841,171	$1,949,142
Right of use asset assumed through lease liability	$1,212,824	-
Lease assumed through lease liability	$1,212,824	-

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

Business Combination – On September 9, 2022 (the “Closing Date”), the Company (prior to the Closing Date, CLAQ) consummated its initial business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated as of December 16, 2021 (as amended, the “Merger Agreement,” and together with any other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”), with CleanTech Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of CLAQ (“Merger Sub”), and Nauticus Robotics Holdings, Inc. (prior to the Closing Date, “Nauticus Robotics, Inc.”), a Texas corporation (“Nauticus Robotics Holdings”). Pursuant to the terms of the Merger Agreement, a business combination between CLAQ and Nauticus Robotics Holdings was affected through the merger of Merger Sub with and into Nauticus Robotics Holdings, with Nauticus Robotics Holdings surviving the merger as a wholly owned subsidiary of CLAQ. On the Closing Date, CLAQ was renamed “Nauticus Robotics, Inc.” and the previous Nauticus Robotics, Inc. was renamed “Nauticus Robotics Holdings, Inc.”

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

iii.	one-quarter of the Earnout Shares will be released if, on or after December 31, 2022, within a 5-year period from Closing Date, the volume-weighted average price of our Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.

We received proceeds from a private investment in a public entity (“PIPE Investment”), consisting of:

●	immediately prior to the Closing, the issuance to certain investors of 3,100,000 shares of Common Stock, for a purchase price of $10.00 per share, and an aggregate purchase price of $31 million (the “Equity Financing”); and

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

●

substantially concurrent with the closing of the Business Combination, the issuance to certain investors (the “SPA Parties”) pursuant to that certain securities purchase agreement, dated as of December 16, 2021, as amended on January 31, 2022, and as further amended and restated on September 9, 2022 (the “Securities Purchase Agreement”), of secured debentures (the “Debentures”) in an aggregate principal amount of $36,530,320 and associated warrants (the “Original SPA Warrants”), for gross proceeds of $35,800,000. The fair value of the Original SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. The Debentures, which were issued with a 2% original issue discount, are convertible into 2,922,425 shares of Common Stock and the Original SPA Warrants, upon issuance, were exercisable for an additional 2,922,425 shares of Common Stock, with an exercise price equal to $20.00 per share, subject to adjustment. As discussed in further detail below, pursuant to the Letter Agreements (defined below), the exercise price of the Original SPA Warrants was lowered to a weighted average of $3.28 per share, with multiple tranches priced between $2.04 and $4.64 per share (such Original SPA Warrants, upon and following the entry to the Letter Agreements, the “Amended SPA Warrants”). In connection with the exercise of 165,713 Amended SPA Warrants by ATW Special Situations I LLC (“ATW”) in June 2023, 165,713 New SPA Warrants (defined below) were issued to ATW pursuant to its Letter Agreement with the Company. As used in this Form 10-Q, unless context otherwise requires, the term “SPA Warrants” means (i) before the entry into the Letter Agreements, the Original SPA Warrants, and (ii) upon and following the entry into the Letter Agreements, (a) the Amended SPA Warrants, and (b) the warrants that have been issued or are issuable pursuant to the Letter Agreements (the “New SPA Warrants”). See Note 12 for additional information regarding the SPA Warrants.

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

Impact of COVID-19 Pandemic on Business – The global spread of COVID-19 and its variants (e.g., the omicron variant) created significant market volatility, economic uncertainty, and disruption during 2021 and 2022 and continuing into 2023. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration, including the extent of any residual or further effects, of COVID-19 pandemic-related business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers, any of which, in turn, could adversely affect our business, results of operations and financial condition. Any further or future impacts of COVID-19 or of another pandemic, epidemic or outbreak of an infectious disease cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations, and financial condition will depend on future developments that are highly uncertain.

Liquidity – Total cash and cash equivalents on hand as of June 30, 2023, was $4.4 million. The Company has incurred recurring losses each year since its inception. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. Utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this Form 10-Q. See “Note 18 – Subsequent Events” for additional information on debt capital.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, cash flows and changes in stockholders’ equity (deficit) for each period presented. All intercompany balances and transactions have been eliminated in preparation of these condensed consolidated financial statements. The condensed consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2022 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 1 to Nauticus Robotics, Inc.’s consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended June 30, 2023.

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

Restricted Certificate of Deposit — A restricted certificate of deposit, which was held by a bank on our behalf as of June 30, 2023 and 2022, is used as a guarantee against corporate credit cards.

Short-term Investments – Short-term investments on December 31, 2022, include an investment in a US Treasury Bill that matured on March 14, 2023. The original maturity for this investment was more than three months and any change in the investment is recognized in the condensed consolidated balance sheets. On March 14, 2023, the Company received proceeds of $4,959,263 at maturity, which proceeds were recognized in the condensed consolidated statements of cash flows under cash flows from investing activities.

Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales for the three and six months ended June 30, 2023 and 2022, respectively, as its core products are still under development.

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

Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Raw material and supplies	$1,018,707	$1,499,030
Work in progress	11,517,297	5,167,882
Finished goods	-	-
Total inventories	$12,536,004	$6,666,912

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of June 30, 2023, and December 31, 2022.

Foreign Currency Gains and Losses – Nauticus purchases certain materials and equipment from foreign companies, and these transactions are generally denominated in the vendors’ local currency. The Company recorded a foreign currency gain of $17,709 and $27,593 for the three and six months ended June 30, 2023, respectively, and a foreign currency gain of $0 and $9,848 for the three and six months ended June 30, 2022, respectively, which amounts are included in other (income) expense.

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

We have determined that the private warrants sold in a private placement to CLAQ’s co-sponsors in connection with CLAQ’s initial public offering (the “Private Warrants”) and warrants sold to the public in CLAQ’s initial public offering (the “Public Warrants”) should be accounted for as liabilities. The Private Warrants and Public Warrants were initially recorded at their estimated fair value on the Closing Date. They are then revalued at each reporting date thereafter, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement). The Public Warrants are valued using their publicly-traded price at each measurement date (a Level 1 measurement).

We have determined that the SPA Warrants should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value on the Closing Date and are then revalued at each reporting date thereafter, with changes in the fair value reported in the Company’s statements of operations. Derivative warrant liabilities are classified in our balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. At the Closing Date, the fair value of the Original SPA Warrants upon issuance was estimated using a Monte Carlo valuation model (a Level 3 measurement).

Earnout Shares – Earnout Shares, issuable to former holders of Nauticus Robotics Holdings, Inc.’s Common Stock, are held in escrow. The Earnout Shares will be released upon the occurrence of a Triggering Event within five years of the Closing Date. The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon the closing of the Business Combination, and will not be subsequently remeasured. A Monte Carlo valuation model (a Level 3 measurement) determined their estimated fair value upon issuance.

Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. During the six months ended June 30, 2023, the Company capitalized interest totaling $536,077, of which $219,531 and $316,546 related to inventory and property and equipment, respectively. During the six months ended June 30, 2022, the Company capitalized interest totaling $85,207, of which $35,376 and $49,831 related to inventory and property and equipment, respectively.

Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the three and six months ended June 30, 2023, sales to two customers accounted for 100% and 99% of total revenue, respectively. The total balance due from these customers as of June 30, 2023, comprised 91% of accounts receivable. During the three and six months ended June 30, 2022, sales to two customers accounted for 90% of total revenue, respectively. The total balances due from these customers as of December 31, 2022, made up 82% of accounts receivable. No other customer represented more than 10% of our revenue. Loss of these customers could have a material adverse impact on the Company.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

There are no other new accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements.

3. Revenue

The following table presents the components of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost plus fixed fee	$627,660	$2,212,062	$2,577,168	$3,635,320
Firm fixed-price	500,455	399,164	1,371,727	833,537
Firm fixed-price-vehicle lease	-	378,333	-	756,667
Total	$1,128,115	$2,989,559	$3,948,895	$5,225,524

Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.

Contract Balances – Accounts receivable, net as of June 30, 2023, totaled $1,302,494 due from customers for contract billings and is expected to be collected within the next three to six months. As of December 31, 2022, accounts receivable, net totaled $1,622,434. The decrease in accounts receivable as of June 30, 2023, as compared with December 31, 2022, corresponds to the timing of the collections between periods. As of June 30, 2023, and December 31, 2022, allowances for doubtful accounts included in accounts receivable totaled $9,963. Bad debt expense was $0 for the three and six months ended June 30, 2023. Bad debt expense was $0 and $17,827, respectively, for the three and six months ended June 30, 2022.

Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets increased $37,341 in the first six months of 2023, primarily due to the timing of the billing for the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations.

Contract liabilities include billings in excess of revenue recognized and accrual of certain contract obligations. The Company had no contract liabilities as of June 30, 2023, and December 31, 2022, respectively.

Unfulfilled Performance Obligations – As of June 30, 2023, we expect to recognize approximately $8.0 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.

The following table summarizes the expected revenue from our unfilled performance obligations as of June 30, 2023:

	Expected Revenue from Unfulfilled Performance Obligations by Period
($ in millions)	Total	2023	2024

Unfulfilled performance obligations:
Performance obligations	$8.0	$2.6	$5.4
Total unfulfilled performance obligations	$8.0	$2.6	$5.4

If any of our contracts were to be modified or terminated, the expected value of the unfulfilled performance obligations of such contracts would be reduced.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid material purchases	$4,847,080	$2,454,298
Prepaid insurance	919,870	2,392,978
Other prepayments	354,088	199,323
Total other current assets	$6,121,038	$5,046,599

5. Property and Equipment

Property and equipment consisted of the following:

	Useful Life (years)	June 30, 2023	December 31, 2022
Leasehold improvements	5.1	$789,839	$789,839
Property & equipment	5	2,288,593	2,206,004
Technology hardware equipment	5	1,211,893	1,200,504
Total		4,290,325	4,196,347
Less accumulated depreciation		(2,320,216)	(2,003,341)
Construction in progress		19,814,374	12,974,361
Total property and equipment, net		$21,784,483	$15,167,367

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued compensation	$404,364	$1,501,736
Accrued professional fees	702,944	794,021
Accrued insurance	201,989	590,936
Accrued sales and property taxes	1,294,305	171,660
Accrued interest and penalties	4,320,690	-
Other accrued expenses	385,759	84,624
Total accrued expenses	$7,310,051	$3,142,977

In April 2023, the Company received correspondence from the State of Texas assessing a sale and use tax liability of $1.2 million. The accrual is recorded under accrued liabilities of the condensed consolidated balance sheet.

Further, a total of $4,320,690 associated with liquidated damages and interest arising in connection with the RRA Amendment (defined below), is included as part of interest expense, net in the condensed consolidated statements of operations for the period ended June 30, 2023. Pursuant to the Company’s estimation as of March 31, 2023, $3,958,645 out of such total amount was previously recorded as an accrued liability and interest expense as part of interest expense, net in the restated condensed consolidated statements of operations for the first quarter of 2023. See “Note 12 – Notes Payable” for additional information.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Notes Payable

Notes payable consisted of the following:

	June 30, 2023	December 31, 2022
Convertible secured debentures	$36,530,320	$36,530,320
Total	36,530,320	36,530,320
Less: debt discount, net	(18,729,826)	(20,608,202)
Less: current portion	-	-
Total notes payable – long-term	$17,800,494	$15,922,118

Upon closing of the Business Combination, we issued to the SPA Parties the Debentures, which featured a 2% original issue discount, in an aggregate principal amount of $36,530,320, together with 2,922,425 Original SPA Warrants, for gross proceeds of $35,800,000. The fair value of the Original SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. This amount was recorded as a warrant liability and, together with the original issue discount, was recognized as a debt discount upon issuance totaling $21,679,716.

The Debentures may be converted at each holder’s option at 120% of the principal amount at a conversion price of $15.00 or 2,922,425 shares of Common Stock, subject to certain adjustments including full ratchet anti-dilution price protections. Interest accrues on the outstanding principal amount of the Debentures at 5% per annum, payable quarterly. The Debentures are secured by first priority interests, and liens on, all our assets, and mature on the fourth anniversary of the date of issuance, September 9, 2026.

The Original SPA Warrants, upon issuance, were initially exercisable, at the holder’s option, at $20.00 per share over their 10-year term and featured the same anti-dilution provisions as those included in the Debentures. See Note 12 for more information regarding the SPA Warrants.

The debt discount is being accreted to interest expense over the four-year term of the Debentures. We recorded $970,511 and $1,878,376 of debt discount accretion for the three and six months ended June 30, 2023, and is included as part of interest expense in the condensed consolidated statements of operations. The Debentures effective interest rate is approximately 25.2%.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Leases

The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. After the criteria are satisfied, the Company accounts for these arrangements as leases in accordance with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. For leases in which the Company is the lessee do not have a readily determinable implicit rate, an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company uses the implicit rate for agreements in which it is a lessor. The Company has not entered into any material agreements in which it is a lessor. Lease expense and lease income are recognized on a straight-line basis over the lease term for operating leases.

In April 2023, the Company entered into an operating lease for office space. The lease has a term of 135 months beginning on the commencement date (the “Commencement Date”), being the earlier of (i) the date on which the Company begins occupying the leased space, and (ii) December 7, 2023; and the lease provides for an abatement period of 15 months from the Commencement Date. The Company’s secured borrowing rate of 15% was used to determine the present value of lease payments and establish the right-of-use asset and lease liability at lease inception for this lease.

The Company’s other operating leases include its current office and manufacturing facility and leases for certain office equipment.

The following table presents the Company’s lease costs which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed lease expense	$104,528	$139,315	$207,497	$69,191
Variable lease expense	96,335	89,016	105,270	44,508
Total operating lease expense	$200,863	$228,331	$312,767	$113,699

Cash paid for operating leases was $204,987 and $206,042 for the six months ended June 30, 2023, and June 30, 2022, respectively.

The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed balance sheets:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Noncurrent
Operating lease assets	Operating lease right-of-use asset	$1,384,779	$317,208

Liabilities
Current
Operating lease liabilities	Operating lease liabilities - current	524,279	410,158
Noncurrent
Operating lease liabilities	Operating lease liabilities - long-term	992,660	87,214
Total lease liabilities		$1,516,939	$497,372

For operating lease assets and liabilities, the weighted average remaining lease term was 11.2 years and 2.2 years as of June 30, 2023, and December 31, 2022, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 13.9% as of June 30, 2023, and 7.9% as of December 31, 2022.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the Company’s maturities of lease liabilities as of June 30, 2023:

2023	$220,745
2024	66,374
2025	208,169
2026	268,483
2027	290,968
2028 onward	2,476,008
Total lease payments	3,530,747
Total present value discount	(2,013,808)
Operating lease liabilities	$1,516,939

9. Commitments and Contingencies

Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.

10. Income Taxes

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the six months ended June 30, 2023, or 2022. The Company has a full valuation allowance against its deferred tax assets as of June 30, 2023, and December 31, 2022, respectively.

11. Equity

Common Stock – A total of 47,894,251 shares of Common Stock were outstanding as of June 30, 2023.

Earnout Shares - Following the closing of the Business Combination, former holders of shares of Nauticus Robotics Holdings’ Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 7,499,993 Earnout Shares which are held in escrow. The Earnout Shares will be released from escrow upon the occurrence of certain Triggering Events. As of June 30, 2023, the earnout targets have not been achieved, and the Earnout Shares remain in escrow.

12. Warrants

Public Warrants – We assumed 8,624,991 Public Warrants in the Business Combination which remained outstanding as of June 30, 2023. Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. During any period when we shall have failed to maintain an effective registration statement, warrant holders may exercise, subject to the terms of the governing warrant agreement, Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants expire on the fifth anniversary of our completion of the Business Combination, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2023, at $1,921,650 based on their publicly-traded price. The change in the value of the Public Warrants during the three and six months ended June 30, 2023, totaled $35,241 and $(354,488), respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.

Private Warrants – We assumed 7,175,000 Private Warrants in the Business Combination, which remained outstanding as of June 30, 2023. Each whole Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 and is identical in all material respects to the Public Warrants except that the Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as the initial purchasers or their affiliates still hold them. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.

The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2023, at $1,677,025 based on their publicly-traded price. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $2.07, no assumed dividends, a risk-free rate of 4.27%, and implied volatility of 59.2%. The change in the value of the Private Warrants during the three and six months ended June 30, 2023, totaled $(23,799) and $(257,563), respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.

SPA Warrants – Substantially concurrent with the Closing and pursuant to the Securities Purchase Agreement, we issued an aggregate 2,922,425 Original SPA Warrants to the SPA Parties. Upon issuance, each whole Original SPA Warrant was exercisable over its 10-year term for one share of Common Stock at a price of $20.00 per share, subject to certain adjustments including full ratchet anti-dilution price protections.

In connection with the Securities Purchase Agreement, the Company and the SPA Parties entered into that certain Registration Rights Agreement, dated as of September 9, 2022 (the “RRA”), pursuant to which the Company and the SPA Parties agreed to certain requirements and conditions covering the resale by the SPA Parties of the shares of Common Stock underlying the Debentures and Original SPA Warrants. Under the terms of the RRA, the Company was required to (i) file a registration statement (the “Initial Registration Statement”) covering such underlying shares within 15 business days of the Closing and (ii) use its best efforts to cause the Initial Registration Statement to be declared effective as promptly as possible after the filing thereof, but in any event no later than the applicable Effectiveness Date (as defined in the RRA) (the “Registration Requirements”). The RRA additionally provided for liquidated damages if the Registration Requirements were not met.

On June 22, 2023, the Company and the SPA Parties entered into the first amendment to the RRA (the “RRA Amendment”), pursuant to which the Company agreed to deliver to the SPA Parties an aggregate 1,890,066 shares of Common Stock (the “RRA Amendment Shares”) in exchange for the waiver and release by the SPA Parties of any and all claims, remedies, causes of action and any other Initial Effectiveness Date Claims (as defined in the RRA Amendment) under any of the Transaction Documents (as defined in the RRA), including all past and future claims for liquidated damages under the RRA with respect to, and any other amounts that may be payable by reason of or otherwise relating to, the Effectiveness Date (as defined in the RRA) of the Initial Registration Statement. See Note 6 for more information about the accounting impact associated with the RRA Amendment Shares on our unaudited condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the RRA Amendment, the Company also agreed to file a registration statement on Form S-3 (or other appropriate form) for the registration and resale of the RRA Amendment Shares by the SPA Parties and to cause such registration statement to become effective as soon as practicable thereafter in accordance with the terms of the RRA, as amended by the RRA Amendment.

On June 22, 2023, we entered into the Letter Agreements with the SPA Parties (the “Letter Agreements”), pursuant to which the SPA Parties (also being the holders of the Original SPA Warrants) agreed to amend the exercise price of the Original SPA Warrants, which, since issuance, had been exercisable to purchase an aggregate 2,922,425 shares of Common Stock, in exchange for the Company’s agreement to (i) lower the exercise price of the Original SPA Warrants to a weighted average of $3.28 per share, with multiple tranches priced between $2.04 and $4.64 per share, and (ii) upon the SPA Parties’ exercise of the Amended SPA Warrants, issue New SPA Warrants to the SPA Parties to purchase, in the aggregate, up to 2,922,425 shares of Common Stock.

The Letter Agreements will terminate in accordance with their terms on March 1, 2024 (the “Letter Agreement Termination Date”). Upon the Letter Agreement Termination Date, any Amended SPA Warrants then-outstanding will revert to having the terms associated with the Original SPA Warrants, as described herein.

During any period when we shall have failed to maintain an effective registration statement covering the shares of Common Stock issuable upon exercise of the Amended SPA Warrants, the registered holder may exercise its Amended SPA Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

On June 23, 2023, pursuant to its Letter Agreement with the Company, ATW exercised 165,713 Amended SPA Warrants, pursuant to which 165,713 shares of Common Stock and 165,713 New SPA Warrants were issued to ATW by the Company in accordance with the terms of the Letter Agreement.

The New SPA Warrants will be (and, with respect to those already issued, are) substantially in the form of the Amended SPA Warrants as described above except that the New SPA Warrants (i) have an exercise price of $20.00 per share (including, for purposes of clarification, full-ratchet anti-dilution on the exercise price and number of underlying shares issuable based on the aggregate exercise price using $20.00 as the base exercise price), (ii) are immediately exercisable upon issuance, and (iii) are exercisable until September 9, 2032.

If a registration statement covering the shares of Common Stock issuable upon exercise of the New SPA Warrants is not effective 60 days after March 1, 2024 (or, in the event of a “full review” by the SEC, 120 days after March 1, 2024), upon the registered holder’s election to exercise its New SPA Warrants, the registered holder may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise its New SPA Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

As indicated in Note 1 above, unless context otherwise requires, the term “SPA Warrants” means (i) before the entry into the Letter Agreements, the Original SPA Warrants, and (ii) upon and following the entry into the Letter Agreements, (a) the Amended SPA Warrants, and (b) the New SPA Warrants.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2023, at $2,248,382 and were estimated using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. Management’s future assumptions to raise debt capital in the near term and become cash-flow positive have eliminated reset events and have affected the valuation’s variability from the prior quarter. The change in the value of the SPA Warrants during the three and six months ended June 30, 2023, totaled $29,657,015 and $26,819,502, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations. Entry into the Letter Agreements, which was treated as a warrant repricing for accounting purposes, resulted in a loss of $590,266, which was reported with other (income) expense in our condensed consolidated statements of operations. Proceeds from the exercise of SPA Warrants for the six months ended June 30, 2023, were $338,039.

13. Stock-Based Compensation

On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our board of directors ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. As of June 30, 2023, 7,216,908 equity units were available for future issuance under the Omnibus Incentive Plan.

At the Closing Date of the Business Combination, Nauticus Robotics Holdings, Inc. had 279,464 options outstanding for the purchase of its Common Stock. Such options were originally issued under the 2015 Equity Incentive Plan (the “2015 Plan”) historically maintained by Nauticus Robotics Holdings, Inc. The outstanding options were converted into 3,970,266 options to purchase shares of our Common Stock. Outstanding options vest assuming continuous service to the Company, with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of grant. During the vesting period, holders have no rights of a stockholder with respect to the shares of Common Stock subject to an option, and the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested options are forfeited upon termination of employment. As of June 30, 2023, 3,318,957 options (originally issued under the 2015 Plan) remained available to purchase shares of our Common Stock.

Compensation expense for stock option grants is recognized based on the fair value at the date of grant using the Black-Scholes option pricing model.

Stock-based compensation expense, which relates to options originally issued under the 2015 Plan, totaled $139,783 and $279,560 for the first three and six months of 2023, respectively, and was recorded in general and administrative expense. Stock-based compensation expense, which relates to options originally issued under the 2015 Plan, totaled $188,657 and $388,814 for the first three and six months of 2022, respectively, and was recorded in general and administrative expense. As of June 30, 2023, $1,138,576 of total unrecognized compensation costs related to the options will be recognized as an expense over a remaining weighted average period of 2.13 years.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes options outstanding, as well as activity for the periods presented (prior year amounts have been converted using the conversion ratio of 14.2069 applied in the Business Combination):

		Weighted	Weighted
		Average	Average	Aggregate
		Grant Date	Exercise	Intrinsic
	Options	Fair Value	Price	Value

Outstanding as of December 31, 2021	3,947,359	$0.91	$1.74	$2,992,895
Granted	166,931	$1.31	$2.49
Cancelled	(146,331)	$1.15	$2.25
Outstanding as of June 30, 2022	3,967,959	$0.87	$1.85	$2,577,625

Outstanding as of December 31, 2022	3,503,601	$1.87	$1.87	$6,554,541
Exercised	(179,236)	$2.09	$1.91
Forfeited	(42,614)	$1.02	$2.03
Cancelled	(5,408)	$1.94	$1.94
Outstanding as of June 30, 2023	3,276,343	$1.89	$1.87	$3,673,399

The remaining weighted average contractual life of exercisable options as of June 30, 2023, was 5.55 years.

The total intrinsic value of all options exercised during the six months ended June 30, 2023 and 2022, was $91,947 and $0, respectively. The intrinsic value of all options outstanding as of June 30, 2023 and 2022, was $3,673,399 and $2,577,625, respectively. The intrinsic value of all exercisable options as of June 30, 2023 and 2022, was $2,752,450 and $1,794,894, respectively.

Proceeds from exercises of options issued under the 2015 Plan for the first six months ended June 30, 2023 and 2022, were $342,579 and $0, respectively. The tax benefit realized from stock-based compensation was $182,234 and $0 for the first six months ended June 30, 2023 and 2022, respectively. Realization of this amount is dependent on the generation of future taxable income.

Incentive Plans – During 2022, RSUs were granted to certain of our key executives, employees, and non-employee directors. Each RSU is a notional amount that represents the right to receive one share of Common Stock of the Company if and when the RSU vests. RSUs were issued to the following recipients and vest as follows:

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

In addition, during 2022, an aggregate target grant of 1,214,580 performance-based restricted stock units (“PRSUs”) were made to members of the senior executive management team. Each PRSU is a notional amount that represents the right to receive one share of Common Stock if and when the applicable PRSU performance period is measured and the settled PRSU vests. PRSU participants may earn between 0% and 150% of the target PRSUs granted based on the attainment of performance conditions connected to the Company’s 2022 revenues. The PRSUs earned will vest 50% on December 31, 2023, and 50% on December 31, 2024.

In March 2023, the Company’s board of directors determined that 51% of the performance target was satisfied and an aggregate 619,438 PRSUs were settled to members of the senior executive management team, and will vest in accordance with the terms of the applicable award agreements.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Compensation Committee has a policy that the Company will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.

The following is a summary of our RSU and PRSU activity for the first six months of 2023:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value

Outstanding as of December 31, 2022	3,134,677	$4.73
Awarded	246,123	$2.76
Released	(298,531)	$4.26
Forfeited	(72,636)	$4.73
Outstanding as of June 30, 2023	3,009,633	$4.61	$8,953,659

The remaining weighted average contractual life of RSUs granted as of June 30, 2023, was 1.63 years.

The RSUs and PSRUs granted in 2022 do not have voting rights or dividend rights unless the subject RSU or PRSU has vested and the share of common stock underlying it has been distributed to the participant.

Grants of RSUs are valued at their estimated fair values as of their respective grant dates. The RSU grants in 2022 were subject only to vesting conditioned on continued employment or service as a nonemployee director; therefore, these grants were valued at the grant date fair market value using the closing price of our stock on the Nasdaq Stock Market.

Stock-based compensation expense attributable to PRSUs under the Omnibus Incentive Plan for the three and six months ended of 2023 was $468,620 and $511,534, respectively and recorded in general and administrative expense. Stock-based compensation expense attributable to RSUs under the Omnibus Incentive Plan for the three and six months ended of 2023, respectively, was $1,275,430 and $2,285,933 and recorded in general and administrative expense. As of June 30, 2023, we had $1,560,119 of future expense related to PRSUs to be recognized and $6,156,920 of future expense related to RSUs over a weighted average remaining life of 1.63 years. Total stock-based compensation expense for the three and six months of 2023, including options, PRSUs, and RSUs, totaled $1,883,833 and $3,077,027, respectively. Total stock-based compensation expense for the three and six months of 2022 for options totaled $188,657 and $388,814, respectively.

14. Employee Benefit Plan

Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust.  The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately.  The 401(k) plan provides several investment options, for which the employee has sole investment discretion.  The Company’s cost for the 401(k) plan was $42,165 and $159,506 for the three and six months ended June 30, 2023, respectively. The Company’s cost for the 401(k) plan was $84,121 and $162,311 for the three and six months ended June 30, 2022, respectively.

15. Related Party Transactions

PIPE Investment and Securities Purchase Agreement – Concurrent with the closing of the Business Combination, the Company received (i) $2,500,000 from related party Material Impact Fund II, L.P. (“Material Impact”) as their contribution to the PIPE Investment, (ii) $7,500,000 from related party Schlumberger Technology Corporation as their contribution to the PIPE Investment, (iii) $7,500,000 from related party Transocean Ltd. as their contribution to the PIPE Investment, and (iv) $5,102,000 from related party Material Impact and $29,591,600 from related party ATW pursuant to the Securities Purchase Agreement.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ATW and Material Impact currently hold $29,591,600 and $5,102,000, respectively, of the outstanding Debentures, which bear interest at a rate of 5% per annum, payable quarterly, and mature September 9, 2026. During the three and six months ended June 30, 2023, ATW and Material Impact received $419,214 and $1,407,018, respectively, in interest payments on the Debentures from the Company.

RRA Amendment – On June 22, 2023, the Company and the SPA Parties entered into the RRA Amendment, pursuant to which, among other things, the Company agreed to issue 1,531,059 RRA Amendment Shares and 263,976 RRA Amendment Shares to ATW and Material Impact, respectively, in exchange for their waiver and release of any and all claims, remedies, causes of action and any other Initial Effectiveness Date Claims (as defined in the RRA Amendment) under any of the Transaction Documents (as defined in the RRA), including all past and future claims for liquidated damages under the RRA with respect to, and any other amounts that may be payable by reason of or otherwise relating to, the Effectiveness Date (as defined in the RRA) of the Initial Registration Statement. See Note 12 for more information.

Letter Agreements – On June 22, 2023, the Company entered into Letter Agreements with ATW and Material Impact, pursuant to which such, among other things, the Company agreed to (i) lower the exercise price of the Original SPA Warrants from $20.00 per share to a weighted average of $3.28 per share, with multiple tranches priced between $2.04 and $4.64 per share, and (ii) upon the exercise of Amended SPA Warrants, issue to the exercising party New SPA Warrants to purchase up to a number of shares of Common Stock equal to the number of Original SPA Warrants initially issued to such party.

On June 23, 2023, pursuant to its Letter Agreement with the Company, ATW exercised 165,713 Amended SPA Warrants, pursuant to which 165,713 shares of Common Stock and 165,713 New SPA Warrants were issued to ATW by the Company in accordance with the terms of the Letter Agreement.

Revenue and Accounts Receivable – Revenue from Transocean Ltd. for contract services totaled $0 and $193,400 for the three months and six months ended June 30, 2022, respectively. Accounts receivable included $0 and $21,000 outstanding from Transocean Ltd. at June 30, 2023, and December 31, 2022, respectively.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16. Earnings (Loss) Per Share

Following is the computation of earnings (loss) per basic and diluted share:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net earnings (loss) attributable to common stockholders	$20,673,440	$(3,356,956)	$6,534,775	$(6,860,958)
Add: After tax effect of convertible secured debentures interest	1,129,509	-	-	-
Net earnings (loss) attributable for dilutive securities	$21,802,949	$(3,356,956)	$6,534,775	$(6,860,958)

Denominator:
Weighted average shares used to compute basic EPS	39,963,266	9,669,217	39,872,864	9,669,217
Dilutive effect of:
Stock options	380,204	-	190,102	-
Restricted and performance stock units	1,079,424	-	539,712	-
Warrants	-	-	-	-
Earnout shares	-	-	-	-
Convertible debt	2,922,425	-	-	-
Weighted average shares used to compute diluted EPS	44,345,319	9,669,217	40,602,678	9,669,217

Basic income (loss) per share	$0.52	$(0.35)	$0.16	$(0.71)
Diluted income (loss) per share	$0.49	$(0.35)	$0.16	$(0.71)

Anti-dilutive securities excluded from shares outstanding:
Stock options	764,296	3,967,959	764,296	3,967,959
Restricted and performance stock units	1,480,101	-	1,480,101	-
Warrants	18,722,425	-	18,722,425	-
Earnout shares	7,499,993	-	-	-
Convertible debt	-	-	2,922,425	5,299,546
Total	28,466,815	3,967,959	23,889,247	9,267,505

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s non-financial assets measured at fair value on a recurring basis include SPA Warrants and Private Warrants. These are considered Level 3 measurements as they involve significant unobservable inputs.

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of June 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liability - Public Warrants	$1,921,650	$1,921,650	$-	$-
Warrant liability - Private Warrants	1,677,025	-	-	1,677,025
Warrant liability - SPA Warrants	2,248,382	-	-	2,248,382
Total	$5,847,057	$1,921,650	$-	$3,925,407

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

Warrant
Liability
Balance, December 31, 2022	$32,688,341
Loss on repricing of warrants	590,266
Change in fair value of warrant liabilities	(27,431,550)
Balance, June 30, 2023	$5,847,057

18. Subsequent Events

On July 14, 2023, the Company issued a secured promissory note to RCB Equities #1, LLC for $5,000,000. The promissory note was issued with a 2.5% original issue discount, bears interest at 15% per annum and matures on September 9, 2026. The promissory note provides an exit fee of $125,000 if the promissory note is paid off in full between October 12, 2023, and the maturity date, with no other premiums or penalties. Further, the promissory note provides for an automatic rollover into the structure of certain future debt-financing transactions.

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

Our subsea robotic product, Aquanaut, is a vehicle that begins its mission in a hydrodynamically efficient configuration that enables efficient transit to the worksite (i.e., operating as an autonomous underwater vehicle, or “AUV”). During transit (operating in survey mode), Aquanaut’s sensor suite provides the capability to observe and inspect subsea assets or other subsea features. Once it arrives at the worksite, Aquanaut transforms its hull configuration to expose two work-class-capable electric manipulators that can perform dexterous tasks with (supervised) or without (autonomous) direct human involvement. In this intervention mode, the vehicle has capabilities similar to a conventional remotely operated vehicle (“ROV”). The ability to operate in both AUV and ROV modes is a quality unique to our subsea robot and is protected under a U.S. patent. To take advantage of these special configuration qualities, we have developed underwater acoustic communication technology called Wavelink, our over-the-horizon remote connectivity solution, which removes the need for long umbilicals to connect the robot with topside vessels. Eliminating these umbilicals and communicating with the robot through acoustic or other latent, laser, or RF methods reduces much of the system infrastructure currently required for ROV servicing operations and is core to our value proposition.

The component technologies that comprise the Aquanaut are also marketable to the existing worldwide ROV fleet. Aquanaut’s perception and machine-learning software technologies, combined with its perception and electric manipulators, can be retrofitted on existing ROV platforms to improve their ability to perform subsea maintenance activities. The Argonaut, a derivative product of Aquanaut, is aligned to non-industrial government applications. This vehicle embodies nearly all of Aquanaut’s core technologies but varies in form and function necessary to perform specialized missions.

Our key technologies are autonomous platforms, acoustic communications networks, electric manipulators, AI-based perception and control software, and high-definition workspace sensors. Implementation of these technologies enables operators to reduce costs relative to conventional methods.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, cash flows, and changes in stockholders’ equity (deficit) for each period presented. All intercompany balances and transactions have been eliminated in preparation of these condensed consolidated financial statements. The condensed consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2022 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Impact of COVID-19 Pandemic on Business – The global spread of COVID-19 and its variants (e.g., the omicron variant) created significant market volatility, economic uncertainty, and disruption during 2021 and 2022 and continuing into 2023. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. We have experienced and may continue to experience disruptions in our supply chain, due in part to the global impact of the COVID-19 pandemic. Depending upon the duration, including the extent of any residual or further effects, of COVID-19 pandemic-related business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us, which could result in a material adverse effect on our financial condition and ability to meet current timelines. In addition, the COVID-19 pandemic has affected and may continue to affect our ability to recruit skilled employees to join our team. The conditions caused by the COVID-19 pandemic have adversely affected and may continue to adversely affect, among other things, demand for our products and the ability to test and assess our robotic systems with potential customers, any of which, in turn, could adversely affect our business, results of operations and financial condition. Any further or future impacts of COVID-19 or of another pandemic, epidemic or outbreak of an infectious disease cannot be accurately predicted at this time, and the ultimate direct and indirect impacts on our business, results of operations, and financial condition will depend on future developments that are highly uncertain.

Liquidity – Total cash and cash equivalents on hand as of June 30, 2023, was $4.4 million. The Company has incurred recurring losses each year since its inception. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. Utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this Form 10-Q. See “Financial Statements – Note 18 – Subsequent Events” for additional information on debt capital.

Results of Operations

Three and Six Months Ended June 30, 2023, Compared to Three and Six Months Ended June 30, 2022

The following table sets forth summarized condensed consolidated financial information:

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue
Service	$1,128,115	$2,796,159	$(1,668,044)	-60%	$3,948,395	$5,032,124	$(1,083,729)	-22%
Service - related party	-	193,400	(193,400)	-100%	500	193,400	(192,900)	-100%
Total revenue	1,128,115	2,989,559	(1,861,444)	-62%	3,948,895	5,225,524	(1,276,629)	-24%

Costs and Expenses
Cost of revenue	1,900,602	2,540,062	(639,460)	-25%	4,832,869	4,439,223	393,646	9%
Depreciation	53,209	117,086	(63,877)	-55%	326,308	228,405	97,903	43%
Research and development	482,761	583,870	(101,109)	-17%	709,728	1,851,282	(1,141,554)	-62%
General and administrative	5,560,565	2,271,138	3,289,427	145%	10,773,209	3,917,179	6,856,030	175%
Total costs and expenses	7,997,137	5,512,156	2,484,981	45%	16,642,114	10,436,089	6,206,025	59%

Operating loss	(6,869,022)	(2,522,597)	(4,346,425)	172%	(12,693,219)	(5,210,565)	(7,482,654)	144%

Other (income) expense:
Other (income) expense, net	746	(9,453)	10,199	-108%	1,153,127	(5,241)	1,158,368	-22102%
(Gain) on sale of assets	(3,908)	-	(3,908)	-100%	(3,908)	-	(3,908)	-100%
Foreign currency transaction loss	(17,709)	(9,848)	(7,861)	80%	(27,593)	-	(27,593)	-100%
Loss on repricing of warrants	590,266	-	590,266	100%	590,266	-	590,266	100%
Change in fair value of warrant liabilities	(29,668,454)	-	(29,668,454)	-100%	(27,431,550)	-	(27,431,550)	-100%
Interest expense, net	1,556,597	853,660	702,937	82%	6,491,664	1,655,634	4,836,030	292%
Net income (loss)	$20,673,440	$(3,356,956)	$24,030,396	-716%	$6,534,775	$(6,860,958)	$13,395,733	-195%

Revenue. For the three months ended June 30, 2023, total revenue decreased by $1.9 million, or 62%, to $1.1 million for 2023, as compared to $3.0 million for 2022. The decrease in total revenue is primarily attributable to delays in contract authorizations with government entities and delays due to supply chain disruptions.

For the six months ended June 30, 2023, total revenue decreased by $1.3 million, or 24%, to $3.9 million for 2023, as compared to $5.2 million for 2022. The decrease in total revenue is primarily attributable to delays in contract authorizations with government entities and delays due to supply chain disruptions.

Cost of revenue. For the three months ended June 30, 2023, cost of revenue decreased by $0.6 million, or 25%, to $1.9 million for 2023, as compared to $2.5 million for 2022. The decrease in the cost of revenue is primarily attributable to decreased revenue as discussed above.

For the six months ended June 30, 2023, cost of revenue increased by $0.4 million, or 9%, to $4.8 million for 2023, as compared to $4.4 million for 2022. The increase in the cost of revenue is primarily attributable to the cost escalation of several service contracts and increased operational headcount compared to the prior year. Also included in cost of revenue are retention bonuses of approximately $0.3 million for our continued successful development of our core product program.

Depreciation. For the three months ended June 30, 2023, depreciation decreased by $64 thousand, or 55%, to $53 thousand for 2023, as compared to $117 thousand for 2022 primarily due to a correction of overstating depreciation in the prior quarter.

For the six months ended June 30, 2023, depreciation increased by $98 thousand, or 43%, to $326 thousand for 2023, as compared to $228 thousand for 2022 primarily due to increased investment in operational assets.

Research and development. For the three months ended June 30, 2023, total research and development expenses decreased by $0.1 million, or 17%, to $0.5 million for 2023, as compared to $0.6 million for 2022. The decrease was due primarily to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.

For the six months ended June 30, 2023, total research and development expenses decreased by $1.1 million, or 62%, to $0.7 million for 2023, as compared to $1.9 million for 2022. The decrease was due primarily to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.

General and administrative. For the three months ended June 30, 2023, total general and administrative expenses increased by $3.3 million, or 145%, to $5.6 million for 2023, as compared to $2.3 million for 2022. General and administrative expenses increased primarily due to an increase in stock-based compensation expense, an increase in company headcount, sales and marketing expenses, professional fees, and other costs to support the continued growth of the Company.

For the six months ended June 30, 2023, total general and administrative expenses increased by $6.9 million, or 175%, to $10.8 million for 2023, as compared to $3.9 million for 2022. General and administrative expenses increased primarily due to an increase in stock–based compensation expense, an increase in company headcount, sales and marketing expenses, professional fees, and other costs to support the continued growth of the Company.

Other expense, net. For the three months ended June 30, 2023, other expense, net was nominal for the quarter.

For the six months ended June 30, 2023, other expense, net increased by $1.2 million to $1.2 million for 2023 as compared to $0, net in 2022. The increase was due primarily to a state sales tax assessment of $1.2 million that the Company plans to vigorously mitigate, by contesting the preliminary estimate from the governmental entity, Texas Comptroller of Public Accounts.

Change in fair value of warrant liabilities. For the three months ended June 30, 2023, the change in the fair value of warrant liabilities decreased by $29.7 million to $29.7 million of other (income) expense in 2023 as compared to $0 as of June 30, 2022. This increase was due to no warrants being outstanding for the three months ended June 30, 2022.

For the six months ended June 30, 2023, the change in the fair value of warrant liabilities decreased by $27.4 million to $27.4 million of other (income) expense in 2023 as compared to $0 as of June 30, 2022. This increase was due to no warrants being outstanding for the six months ended June 30, 2022.

Interest expense, net. For the three months ended June 30, 2023, interest expense, net increased by $4.7 million to $5.5 million for 2023 as compared to $0.9 million in 2022. Interest expense, net increased due to the amortization of debt discount of $1.0 million associated with the Debentures and approximately $0.3 million associated with liquidated damages and interest arising out of the RRA. Please see Note 6 to the accompanying condensed consolidated financial statements included herein for additional information. For the three months ended June 30, 2023 and 2022, cash paid for interest was $0.4 million.

For the six months ended June 30, 2023, interest expense, net increased by $4.8 million to $6.5 million for 2023 as compared to $1.7 million in 2022. Interest expense, net increased due to the amortization of debt discount of $1.9 million associated with the Debentures and approximately $4.3 million associated with liquidated damages and interest arising out of the RRA. Please see Note 6 to the accompanying condensed consolidated financial statements included herein for additional information. For the six months ended June 30, 2023, cash paid for interest increased by $0.1 million to $0.9 million for 2023 as compared to $0.8 million in 2022 due primarily to interest paid on the Debentures in 2023.

Liquidity and Capital Resources

As of June 30, 2023, we had $4,353,179 of cash and cash equivalents. The cash equivalents consist of money market funds.

Significant sources and uses of cash during the first six months of 2023.

Sources of cash:

●	We received net proceeds of $283 thousand from the exercise of stock options, representing the strike price of such options. The Company also received $338 thousand from the exercise of warrants.

Uses of cash:

●	Cash used in operating activities was $13.0 million, which included $1.9 million invested in working capital.

●	Cash used in investing activities for capital expenditures was $6.1 million.

Future sources and uses of cash. Our capital requirements will depend on many factors, including sales volumes, the timing and extent of spending to support research and development efforts, investments in technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. To date, our principal sources of liquidity have been proceeds received from the issuance of debt and equity funding and cash flows from our operations.

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

Indebtedness. The Company’s indebtedness as of June 30, 2023, is presented in Item 1, “Financial Statements – Note 7 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 8 – Leases.”

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, as a result of the continuation of the previously disclosed material weakness discussed below, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Continuation of material weakness. We previously identified a material weakness in controls over the accounting for complex warrant issuances and the classification of certain issued warrants. This material weakness resulted in the failure to prevent material errors in accounting for the warrants as equity classification when the warrants should have been classified as liabilities, and marked to market each reporting period, resulting in the restatement of our financial statements as of and for the nine months ended September 30, 2022.

Further, the continuation of the abovementioned material weakness, specifically in relation to the accounting for complex transactions and contracts of the Company, resulted in the untimely recognition of an accrued liability and expense arising out of the RRA, which resulted in the restatement of our financial statements as of and for the three months ended March 31, 2023.

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

Changes in internal control over financial reporting. During the second quarter of 2023, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources in connection with the remediation of previously identified material weaknesses, including the material weakness discussed above, and the ongoing improvement of our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2023, there have been no material changes in the “Risk Factors” as set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and Amendment No. 1 to the Quarterly Report on 10-Q/A for the period ended March 31, 2023, filed by the Company with the SEC. The risks described therein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Letter Agreements

On June 22, 2023, the Company entered into warrant exercise inducement offer letters (the “Letter Agreements”) with those investors to whom warrants were issued by the Company pursuant to that certain securities purchase agreement, dated as of December 16, 2021, as amended on January 31, 2022, and as further amended and restated on September 9, 2022 (such investors, the “SPA Parties,” and such warrants, the “Original SPA Warrants”). Pursuant to the Letter Agreements, the SPA Parties agreed, among other things, to amend the exercise price of the Original SPA Warrants (as amended by the Letter Agreements, the “Amended SPA Warrants”), which, since issuance, had been exercisable to purchase an aggregate 2,922,425 shares of the Company's common stock (“Common Stock”), in exchange for the Company's agreement to (i) lower the $20.00 per-share exercise price of the Original SPA Warrants to a weighted average of $3.28 per share, with multiple tranches priced between $2.04 and $4.64 per share, and (ii) upon the SPA Parties' exercise of the Amended SPA Warrants, issue new warrants (“New SPA Warrants”) to the SPA Parties to purchase, in the aggregate, up to 2,922,425 shares of Common Stock.

On June 23, 2023, pursuant to its Letter Agreement with the Company, ATW Special Situations I LLC (“ATW”) exercised 165,713 Amended SPA Warrants, pursuant to which 165,713 shares of Common Stock and 165,713 New SPA Warrants were issued to ATW by the Company in accordance with the terms of the Letter Agreement. In connection with the aforementioned warrant exercise, the Company received proceeds of approximately $338K.

The New SPA Warrants issued to ATW (i) have an exercise price of $20.00 per share (including, for purposes of clarification, full-ratchet anti-dilution on the exercise price and number of underlying shares issuable based on the aggregate exercise price using $20.00 as the base exercise price), (ii) became immediately exercisable upon issuance, and (iii) are exercisable until September 9, 2032.

The New SPAs Warrants were issued to ATW pursuant to and in accordance with an exemption from registration provided by Section 4(a)(2), of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
10.1	Registration Rights Agreement, dated as of September 9, 2022.	Form S-1	333-273752	10.34	August 7, 2023
10.2†+	Agreement by and between Nauticus Robotics Brazil Ltda. and Petróleo Brasileiro S.A. entered into on May 23, 2023.	Form 8-K	001-40611	10.1	May 30, 2023
10.3	Form of Letter Agreements.	Form 8-K	001-40611	10.1	June 23, 2023
10.4	First Amendment to Registration Rights Agreement, dated as of June 22, 2023.	Form 8-K	001-40611	10.2	June 23, 2023
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith

†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ Nicolaus Radford
Nicolaus Radford
Chief Executive Officer

Date:	August 14, 2023

By:	/s/ Rangan Padmanabhan
Rangan Padmanabhan
Chief Financial Officer

Date:	August 14, 2023