Form 10-Q
period 2023-09-30
Nauticus Robotics, Inc.
filed 2023-11-14
CIK 1849820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, the registrant had 50,035,824 shares of common stock outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,771,531	$17,787,159
Restricted certificate of deposit	400,375	250,375
Short-term investments	-	4,959,263
Accounts receivable, net	997,400	1,622,434
Inventories	13,960,390	6,666,912
Contract assets	26,712	573,895
Prepaid expenses	5,125,855	5,046,599
Other current assets	584,492	56,410
Total Current Assets	27,866,755	36,963,047

Property and equipment, net	26,275,377	15,167,367
Operating lease right-of-use asset	2,090,859	317,208
Other assets	104,853	155,490
Total Assets	$56,337,844	$52,603,112

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$5,712,946	$324,484
Accrued liabilities	6,474,818	3,142,977
Contract liability	152,000	-
Operating lease liabilities - current	616,308	410,158
Total Current Liabilities	12,956,072	3,877,619
Warrant liabilities	14,503,449	32,688,342
Operating lease liabilities - long-term	1,629,516	87,214
Notes payable - long-term, net of discount (related party)	29,925,121	15,922,118
Total Liabilities	59,014,158	52,575,293

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 625,000,000 shares authorized, 49,858,194 and 47,250,771 shares issued, respectively, and 49,858,194 and 47,250,771 shares outstanding, respectively	4,986	4,725
Additional paid-in capital	76,567,814	68,128,196
Accumulated deficit	(79,249,114)	(68,105,102)
Total Stockholders’ Equity (Deficit)	(2,676,314)	27,819
Total Liabilities and Stockholders’ Equity (Deficit)	$56,337,844	$52,603,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue:
Service	$1,593,854	$2,964,610	$5,542,249	$7,996,734
Service - related party	-	17,000	500	210,400
Total revenue	1,593,854	2,981,610	5,542,749	8,207,134

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	2,651,380	3,781,224	7,484,249	8,220,447
Depreciation	160,744	141,901	487,052	370,306
Research and development	275,154	242,996	984,882	2,094,278
General and administrative	6,704,890	4,861,319	17,478,099	8,778,498
Total costs and expenses	9,792,168	9,027,440	26,434,282	19,463,529

Operating loss	(8,198,314)	(6,045,830)	(20,891,533)	(11,256,395)

Other (income) expense:
Other (income) expense, net	(133,311)	(27,980)	1,019,816	(32,692)
Gain on sale of assets	-	-	(3,908)	-
Foreign currency transaction loss (gain)	83,654	(206,617)	56,061	(207,146)
Loss on exchange of warrants	-	-	590,266	-
Change in fair value of warrant liabilities	8,656,392	5,963,238	(18,775,158)	5,963,238
Interest expense, net	873,738	1,402,026	7,365,402	3,057,660
Total other (income) expense, net	9,480,473	7,130,667	(9,747,521)	8,781,060

Net loss	$(17,678,787)	$(13,176,497)	$(11,144,012)	$(20,037,455)

Basic and diluted loss per share	$(0.43)	$(1.10)	$(0.28)	$(2.09)

Basic and diluted weighted average shares outstanding	41,155,115	16,535,661	40,453,015	11,983,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2021	334,800	$3,348	725,426	$7,254	9,669,217	$967	$33,221,505	$(39,844,531)	$(6,611,457)
Stock-based compensation	-	-	-	-	-	-	200,157	-	200,157
Net loss	-	-	-	-	-	-	-	(3,504,002)	(3,504,002)
Balance at March 31, 2022	334,800	3,348	725,426	7,254	9,669,217	967	33,421,662	(43,348,533)	(9,915,302)
Stock-based compensation	-	-	-	-	-	-	188,657	-	188,657
Net loss	-	-	-	-	-	-	-	(3,356,956)	(3,356,956)
Balance at June 30, 2022	334,800	$3,348	725,426	$7,254	9,669,217	967	$33,610,319	$(46,705,489)	$(13,083,601)
Cancellation and exchange of convertible note in connection with reverse capitalization					5,299,546	530	14,548,384	-	14,548,914
Conversion of Series A preferred stock in connection with reverse recapitalization	(334,800)	(3,348)	-	-	4,756,470	476	2,872	-	-
Conversion of Series B preferred stock in connection with reverse recapitalization	-	-	(725,426)	(7,254)	10,306,055	1,030	6,224	-	-
Reverse recapitalization with Cleantech Acquisition Corp, net	-	-	-	-	6,619,490	662	(669,904)	-	(669,242)
Earnout shares placed in escrow	-	-	-	-	7,499,993	750	(750)	-	-
Issuance of common stock for PIPE Investment	-	-	-	-	3,100,000	310	30,999,690	-	31,000,000
Equity issuance costs	-	-	-	-	-	-	(12,582,000)	-	(12,582,000)
Stock-based compensation	-	-	-	-	-	-	235,593	-	235,593
Net loss	-	-	-	-	-	-	-	(13,176,497)	(13,176,497)
Balance at September 30, 2022	-	$-	-	$-	47,250,771	$4,725	$66,150,428	$(59,881,986)	$6,273,167
Balance at December 31, 2022	-	$-	-	$-	47,250,771	$4,725	$68,128,196	$(68,105,102)	$27,819
Stock-based compensation	-	-	-	-	-	-	1,214,863	-	1,214,863
Exercise of stock options	-	-	-	-	30,504	3	59,186	-	59,189
Net loss	-	-	-	-	-	-	-	(14,138,665)	(14,138,665)
Balance at March 31, 2023	-	$-	-	$-	47,281,275	$4,728	$69,402,245	$(82,243,767)	$(12,836,794)
Stock-based compensation	-	-	-	-	-	-	1,862,164	-	1,862,164
Exercise of stock options	-	-	-	-	148,732	15	283,375	-	283,390
Exercise of warrants	-	-	-	-	165,713	16	338,039	-	338,055
Exercise of RSUs	-	-	-	-	298,531	30	(30)	-	-
Net income	-	-	-	-	-	-	-	20,673,440	20,673,440
Balance at June 30, 2023	-	$-	-	$-	47,894,251	$4,789	$71,885,793	$(61,570,327)	$10,320,255
Stock-based compensation	-	-	-	-	-	-	917,993	-	917,993
Settlement of liquidated damages	-	-	-	-	1,890,066	189	3,685,440	-	3,685,629
Exercise of stock options	-	-	-	-	48,601	5	78,591	-	78,596
Exercise of RSUs	-	-	-	-	25,276	3	(3)	-	-
Net loss	-	-	-	-	-	-	-	(17,678,787)	(17,678,787)
Balance at September 30, 2023	-	$-	-	$-	49,858,194	$4,986	$76,567,814	$(79,249,114)	$(2,676,314)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,144,012)	$(20,037,455)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	487,052	370,306
Accretion of debt discount	2,928,003	464,779
Stock-based compensation	3,995,020	624,407
Loss on exchange of warrants	590,266	-
Change in fair value of warrant liabilities	(18,775,158)	5,963,238
Noncash impact of lease accounting	332,787	145,647
Interest and legal expenses assumed into Bridge Note	528,116	-
Changes in operating assets and liabilities:
Accounts receivable	625,034	156,786
Inventories	(7,293,478)	(5,558,996)
Contract assets	547,183	409,431
Other assets	(206,702)	(4,817,187)
Accounts payable and accrued liabilities	11,155,980	(9,013,681)
Contract liabilities	152,000	-
Operating lease liabilities	(357,985)	(241,819)
Net cash from operating activities	(16,435,894)	(31,534,544)

Cash flows from investing activities:
Capital expenditures	(10,745,111)	(6,805,648)
Proceeds from sale of short-term investments	4,959,263	-
Net cash from investing activities	(5,785,848)	(6,805,648)

Cash flows from financing activities:
Proceeds from notes payable	10,446,884	2,000,000
Proceeds from exercise of stock options	421,175	-
Payments of note payable	-	(17,850,333)
Proceeds from reverse recapitalization with CleanTech Acquisition Corp, net	-	14,947,876
Proceeds from exercise of warrants	338,055	-
Proceeds from issuance of common stock for Pipe Investment	-	31,000,000
Proceeds from issuance of debentures and SPA Warrants, net of discount	-	35,800,000
Payment of transaction costs on equity funding	-	(12,582,000)
Net cash from financing activities	11,206,114	53,315,543

Net change in cash and cash equivalents	(11,015,628)	14,975,351

Cash and cash equivalents, beginning of period	17,787,159	20,952,867
Cash and cash equivalents, end of period	$6,771,531	$35,928,218

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,006,993	$2,108,819
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$849,951	$1,773,082
Operating leases at inception	$2,016,931	$-
Settlement of liquidated damages with common stock	$3,685,440	$-
Conversion of convertible debt and interest expense to common stock	$-	$14,548,914
Conversion of Series A preferred stock in connection with reverse recapitalization	$-	$3,348
Conversion of Series B preferred stock in connection with reverse recapitalization	$-	$7,254
Private and Public Warrant Liabilities assumed in reverse recapitalization	$-	$5,278,145

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Liquidity – Total cash and cash equivalents on hand as of September 30, 2023, was $6.8 million. The Company has incurred recurring losses each year since its inception. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures, or a combination thereof to continue financing its operations. The Company implemented a workforce reduction of 22% on September 29, 2023, which increased costs by $.4 million in the current quarter, which is attributable to severance paid to employees. The cost savings that will be realized over the next twelve months is expected to be $2.7 million. During the third quarter of 2023, the Company received net proceeds of $10.4 million from the issuance of debt. Utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this Form 10-Q. See “Financial Statements – Note 7 – Notes Payable” for additional information on debt capital.

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

Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 1 to Nauticus Robotics, Inc.’s consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2023.

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

Restricted Certificates of Deposit — The Company has restricted certificate of deposit of $250,375, which is held by a bank on our behalf as of September 30, 2023 and 2022 as a guarantee against corporate credit cards. The Company entered into an agreement in August of 2023 whereby a $150,000 restricted certificate of deposit was required to collateralize a letter of credit.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Short-term Investments – Short-term investments on December 31, 2022, include an investment in a US Treasury Bill that matured on March 14, 2023. The original maturity for this investment was more than three months and any change in the investment is recognized in the condensed consolidated balance sheets. On March 14, 2023, the Company received proceeds of $4,959,263 at maturity, which were recognized in the condensed consolidated statements of cash flows under cash flows from investing activities.

Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales for the three and nine months ended September 30, 2023 and 2022, respectively.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Raw material and supplies	$936,623	$1,499,030
Work in progress	13,023,767	5,167,882
Finished goods	-	-
Total inventories	$13,960,390	$6,666,912

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of September 30, 2023, and December 31, 2022.

Foreign Currency Gains and Losses – Nauticus purchases certain materials and equipment from foreign companies, and these transactions are generally denominated in the vendors’ local currency. The Company recorded a foreign currency loss of $83,654 and $56,061 for the three and nine months ended September 30, 2023, respectively, and a foreign currency gain of $206,617 and $207,146 for the three and nine months ended September 30, 2022, respectively, which amounts are included in other (income) expense.

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

Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. During the nine months ended September 30, 2023, the Company capitalized interest totaling $873,816, of which $354,162 and $519,654 related to inventory and property and equipment, respectively. During the nine months ended September 30, 2022, the Company capitalized interest totaling $615,507, of which $265,650 and $350,857 related to inventory and property and equipment, respectively.

Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the three and nine months ended September 30, 2023, sales to two customers accounted for 100% and 99% of total revenue, respectively. The total balance due from these customers as of September 30, 2023, comprised 99% of accounts receivable. During the three and nine months ended September 30, 2022, sales to two customers accounted for 99% and 96% of total revenue, respectively. The total balances due from these customers as of December 31, 2022, made up 96% of accounts receivable. No other customer represented more than 10% of our revenue. Loss of these customers could have a material adverse impact on the Company.

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

There are no other new accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements.

3. Revenue

The following table presents the components of our revenue:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost plus fixed fee	$1,075,603	$1,847,250	$3,652,771	$5,482,569
Firm fixed-price	518,251	756,027	1,889,978	1,589,565
Firm fixed-price-vehicle lease	-	378,333	-	1,135,000
Total	$1,593,854	$2,981,610	$5,542,749	$8,207,134

Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.

Contract Balances – Accounts receivable, net as of September 30, 2023, totaled $997,400 due from customers for contract billings and is expected to be collected within the next three to nine months. As of December 31, 2022, accounts receivable, net totaled $1,622,434. The decrease in accounts receivable as of September 30, 2023, as compared with December 31, 2022, corresponds to the timing of the collections between periods. As of September 30, 2023, and December 31, 2022, allowances for doubtful accounts included in accounts receivable totaled $9,963. Bad debt expense was $0 for the three and nine months ended September 30, 2023. Bad debt expense was $0 and $17,827, respectively, for the three and nine months ended September 30, 2022.

Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. The Company had $26,712 of contract assets as of September 30, 2023 and $573,895 as of December 31, 2022. Contract assets decreased $547,183 in the first nine months of 2023, primarily due to the timing of the billing for the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations.

Contract liabilities include billings in excess of revenue recognized and accrual of certain contract obligations. The Company had $152,000 of contract liabilities as of September 30, 2023, and $0 as of December 31, 2022, respectively.

Unfulfilled Performance Obligations – As of September 30, 2023, we expect to recognize approximately $1.9 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the expected revenue from our unfilled performance obligations as of September 30, 2023:

	Expected Revenue from Unfulfilled Performance Obligations by Period
($ in millions)	Total	2023	2024

Unfulfilled performance obligations:
Performance obligations	$1.9	$1.3	$0.6
Total unfulfilled performance obligations	$1.9	$1.3	$0.6

If any of our contracts were to be modified or terminated, the expected value of the unfulfilled performance obligations of such contracts would be reduced.

4. Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid material purchases	$2,862,337	$2,454,298
Prepaid insurance	1,917,191	2,392,978
Other prepayments	346,327	199,323
Total other current assets	$5,125,855	$5,046,599

5. Property and Equipment

Property and equipment consisted of the following:

	Useful Life (years)	September 30, 2023	December 31, 2022
Leasehold improvements	5.1	$789,839	$789,839
Property & equipment	5	2,372,339	2,206,004
Technology hardware equipment	5	1,392,507	1,200,504
Total		4,554,685	4,196,347
Less accumulated depreciation		(2,480,962)	(2,003,341)
Construction in progress		24,201,653	12,974,361
Total property and equipment, net		$26,275,377	$15,167,367

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued compensation	$1,740,458	$1,501,736
Accrued professional fees	1,261,385	794,021
Accrued insurance	1,629,731	590,936
Accrued sales and property taxes	1,196,468	171,660
Accrued royalties	250,000	-
Other accrued expenses	396,777	84,624
Total accrued expenses	$6,474,818	$3,142,977

In April 2023, the Company received correspondence from the State of Texas assessing a sale and use tax liability of $1.2 million. The accrual is recorded under accrued liabilities of the condensed consolidated balance sheet.

7. Notes Payable

Notes payable consisted of the following:

	September 30, 2023	December 31, 2022
Convertible secured debentures	$36,530,320	$36,530,320
Convertible senior secured term loan	11,600,000	-
Total	48,130,320	36,530,320
Less: debt discount, net	(18,205,199)	(20,608,202)
Less: current portion	-	-
Total notes payable – long-term	$29,925,121	$15,922,118

Convertible Secured Debentures –

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

The Original SPA Warrants, upon issuance, were initially exercisable, at the holder’s option, at $20.00 per share over their 10-year term and featured the same anti-dilution provisions as those included in the Debentures. On September 18, 2023, the Company entered into a convertible senior secured term loan agreement convertible at $6.00 per share. Based on the letter agreement, SPA warrants holders who exchange through March 1, 2024, the exercise price reset from $20.00 to $6.00 a warrant pursuant to the full-ratchet provision. The exchange warrants were reset to $6.00 with a factor of 3.3333, increasing the number of warrants to 552,377. The remaining SPA warrant holders will reset from $20.00 to $6.00 a warrant subsequent from March 1, 2024, pursuant to the full-ratchet provision. See Note 12 for more information regarding the SPA Warrants.

The debt discount is being accreted to interest expense over the four-year term of the Debentures. We recorded $1,037,971 and $2,916,347 of debt discount accretion for the three and nine months ended September 30, 2023, and is included as part of interest expense in the condensed consolidated statements of operations. The Debentures effective interest rate is approximately 22.7%.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

RCB Equities #1, LLC –

On July 14, 2023, the Company issued a secured promissory note to RCB Equities #1, LLC, a related party for $5,000,000. The promissory note included a 2.5% original issue discount or $125,000, bears interest at 15% per annum, and matures on September 9, 2026. The promissory note provides for an exit fee of $125,000 if paid off in full between October 12, 2023, and the maturity date, with no other considerations triggered for premiums or penalties. Further, the promissory note provides for an automatic rollover into the structure of certain future debt-financing transactions. On September 18, 2023, the RCB Equities #1, LLC promissory note was rolled into the convertible senior secured term loan discussed below bearing interest at 12.5% per annum including the $125,000 exit fee.

Convertible Senior Secured Term Loan –

On September 18, 2023, the Company entered into a convertible senior secured term loan agreement with ATW Special Situations II LLC as collateral agent (in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited, ATW Special Situations I LLC, Material Impact Fund II, L.P., and RCB Equities #1, LLC, as lenders, are related parties.

The Convertible Senior Secured Term Loan Agreement provides the Company with up to $20.0 million of secured term loans, of which $11.6 million has already been funded and deemed issued under the Convertible Senior Secured Term Loan Agreement. Any portion of the outstanding principal amount of the Loans is prepayable at the Company’s option pro rata to each Lender upon at least five days’ prior written notice to each Lender.

The Convertible Senior Secured Term Loan Agreement included a 2.5% exit fee or $290,000, bearing interest at 12.50% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The loan agreement included a 2.5% original issue discount or $125,000 from the RCB Equities #1, LLC promissory note. The loan includes assumed legal fees of $150,000, deemed interest from convertible debentures of $378,116, and $500,000 held in escrow, recorded under other current assets of the condensed consolidated balance sheet. The escrow balance will be held for at least thirty days or until the collateral agent determines no obligation of expense greater than $150,000 incurred by the lender. The Loans will mature on the earliest of (a) the third anniversary of the date of the Term Loan Agreement of September 17, 2026., (b) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022.

Subject to the terms and conditions of the Term Loan Agreement, the Company may, upon at least two trading days’ written notice to the Lenders, elect to redeem some or all of the then outstanding principal amount of the Loans. In connection with any such election, which shall be irrevocable, the Company shall pay each Lender, on a pro rata basis, an amount in cash equal to the greater of (x) the sum of (i) 100% of the then outstanding principal amount of the Loans, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the Loans (including, without limitation, the Exit Fee (as defined in the Term Loan Agreement)) (the “Optional Redemption Amount”) and (y) the product of (i) the aggregate number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), then issuable upon conversion of the applicable Optional Redemption Amount (without regard to any limitations on conversion set forth in the Term Loan Agreement) multiplied by (ii) the highest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding the date that the applicable notice of redemption is delivered to the Lenders and ending on the trading day immediately prior to the date the Company makes the entire payment required to be made in connection with such redemption.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $6.00 per share of Common Stock (the “Conversion Price”), subject to certain customary anti-dilution adjustments as described in the Term Loan Agreement.

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

In April of 2023, the Company entered into an operating lease for office space. The lease has a 10-year lease term with an additional abatement period of 23 months. The Company’s secured borrowing rate of 15% was used to determine the present value of lease payments and establish the right-of-use asset and lease liability at lease inception for this lease.

In July of 2023, the Company entered into an operating lease for office space in Scotland. The lease has a term of 5 years with two options to extend. Management is reasonably certain to exercise the first option to extend the lease. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease.

In August of 2023, the Company entered into an operating lease for office space in Norway. The lease has a term of 5 years. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease.

The Company’s other operating leases include its current office and manufacturing facility and leases for certain office equipment.

The following table presents the Company’s lease costs which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed lease expense	$129,822	$139,315	$382,662	$69,191
Variable lease expense	136,785	89,016	192,547	44,508
Total operating lease expense	$266,607	$228,331	$575,209	$113,699

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash paid for operating leases was $357,985 and $241,819 for the nine months ended September 30, 2023, and September 30, 2022, respectively.

The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed balance sheets:

	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Noncurrent
Operating lease assets	Operating lease right-of-use asset	$2,090,859	$317,208

Liabilities
Current
Operating lease liabilities	Operating lease liabilities - current	616,308	410,158
Noncurrent
Operating lease liabitlies	Operating lease liabilities - long-term	1,629,516	87,214
Total lease liabilities		$2,245,824	$497,372

For operating lease assets and liabilities, the weighted average remaining lease term was 10.5years and 2.2 years as of September 30, 2023, and December 31, 2022, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 14.2% as of September 30, 2023, and 7.9% as of December 31, 2022.

The following table presents the Company’s maturities of lease liabilities as of September 30, 2023:

2023	$199,850
2024	194,982
2025	394,811
2026	455,125
2027	477,610
2028 onward	2,940,247
Total lease payments	4,662,625
Total present value discount	(2,416,801)
Operating lease liabilities	$2,245,824

9. Commitments and Contingencies

Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.

10. Income Taxes

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the nine months ended September 30, 2023, or 2022. The Company has a full valuation allowance against its deferred tax assets as of September 30, 2023, and December 31, 2022, respectively.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Equity

Common Stock – A total of 49,858,194 shares of Common Stock were outstanding as of September 30, 2023.

Earnout Shares - Following the closing of the Business Combination, former holders of shares of Nauticus Robotics Holdings’ Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 7,499,993 Earnout Shares which are held in escrow. The Earnout Shares will be released from escrow upon the occurrence of certain Triggering Events. As of September 30, 2023, the earnout targets have not been achieved, and the Earnout Shares remain in escrow.

12. Warrants

Public Warrants – We assumed 8,624,991 Public Warrants in the Business Combination which remained outstanding as of September 30, 2023. Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. During any period when we shall have failed to maintain an effective registration statement, warrant holders may exercise, subject to the terms of the governing warrant agreement, Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants expire on the fifth anniversary of our completion of the Business Combination, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.

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

The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2023, at $1,897,500 based on their publicly-traded price. The change in the value of the Public Warrants during the three and nine months ended September 30, 2023, totaled $(24,150) and $378,638, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.

Private Warrants – We assumed 7,175,000 Private Warrants in the Business Combination, which remained outstanding as of September 30, 2023. Each whole Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 and is identical in all material respects to the Public Warrants except that the Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as the initial purchasers or their affiliates still hold them. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after July14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2023, at $1,636,052 based on their using a Black-Scholes model. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $1.77, no assumed dividends, a risk-free rate of 4.59%, and implied volatility of 67.0%. The change in the value of the Private Warrants during the three and nine months ended September 30, 2023, totaled $40,973 and $298,536, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.

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

On June 22, 2023, the Company and the SPA Parties entered into the first amendment to the RRA (the “RRA Amendment”), pursuant to which the Company agreed to deliver to the SPA Parties an aggregate 1,890,066 shares of Common Stock at an agreed upon price of $2.286 (the “RRA Amendment Shares”) in exchange for the waiver and release by the SPA Parties of any and all claims, remedies, causes of action and any other Initial Effectiveness Date Claims (as defined in the RRA Amendment) under any of the Transaction Documents (as defined in the RRA), including all past and future claims for liquidated damages under the RRA with respect to, and any other amounts that may be payable by reason of or otherwise relating to, the Effectiveness Date (as defined in the RRA) of the Initial Registration Statement.

During the third quarter of 2023, the Company issued 1,890,066 shares of Common Stock as payment for liquidated damages and interest of $4,320,690, and the damages and interest are recorded under interest expense in the condensed consolidated statements of operations. The settlement date of the liquidated damages occurred August 3, 2023, with a closing price of $1.95, with the change in the agreed upon price of $2.286 to settlement resulting in a gain of $635,061, which is also included in interest expense in the condensed consolidated statements of operations.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During any period when we shall have failed to maintain an effective registration statement covering the shares of Common Stock issuable upon exercise of the Amended SPA Warrants, the registered holder may exercise its Amended SPA Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.

On June 23, 2023, pursuant to its Letter Agreement with the Company, ATW exercised 165,713 Amended SPA Warrants, pursuant to which 165,713 shares of Common Stock and 165,713 New SPA Warrants were issued to ATW by the Company in accordance with the terms of the Letter Agreement. The Company received proceeds of $338,055 from the warrants exercised by ATW.

On September 18, 2023, the Company entered into a convertible senior secured term loan agreement convertible at $6.00 per share. Based on the letter agreement, SPA warrants holders who exchange through March 1. 2024, the exercise price was reset from $20.00 to $6.00 a warrant pursuant to the full-ratchet provision. The exchange warrants were reset to $6.00 with a factor of 3.3333, increasing the number of warrants to 552,377.

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

The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2023, at $10,969,897 and were estimated using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. Management’s future assumptions to raise enough debt capital in the near term to become cash-flow positive have eliminated reset events and have affected the valuation’s variability from the prior quarter. The change in the value of the SPA Warrants during the three and nine months ended September 30, 2023, totaled $(8,721,515) and $18,097,987, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations. Due to entering into the Letter Agreements, the warrants were accounted for and treated as warrant repricing, resulting in a loss of $590,266, which was reported with other (income) expense in our condensed consolidated statements of operations. Proceeds from the exercise of SPA Warrants for the nine months ended September 30, 2023, were $338,055.

13. Stock-Based Compensation

On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our board of directors ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. As of September 30, 2023, 7,789,663 equity units were available for future issuance under the Omnibus Incentive Plan.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At the Closing Date of the Business Combination, Nauticus Robotics Holdings, Inc. had 279,464 options outstanding for the purchase of its Common Stock. Such options were originally issued under the 2015 Equity Incentive Plan (the “2015 Plan”) historically maintained by Nauticus Robotics Holdings, Inc. The outstanding options were converted into 3,970,266 options to purchase shares of our Common Stock. Outstanding options vest assuming continuous service to the Company, with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of grant. During the vesting period, holders have no rights of a stockholder with respect to the shares of Common Stock subject to an option, and the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested options are forfeited upon termination of employment. As of September 30, 2023, 3,084,601 options (originally issued under the 2015 Plan) remained available to purchase shares of our Common Stock.

Compensation expense for stock option grants is recognized based on the fair value at the date of grant using the Black-Scholes option pricing model.

Stock-based compensation expense, which relates to options originally issued under the 2015 Plan, totaled $131,098 and $406,679 for the three and nine months of 2023, respectively, and was recorded in general and administrative expense. Stock-based compensation expense, which relates to options originally issued under the 2015 Plan, totaled $235,593 and $624,407 for the three and nine months of 2022, respectively, and was recorded in general and administrative expense. As of September 30, 2023, $948,451 of total unrecognized compensation costs related to the options will be recognized as an expense over a remaining weighted average period of 1.91 years.

The following table summarizes options outstanding, as well as activity for the periods presented (prior year amounts have been converted using the conversion ratio of 14.2069 applied in the Business Combination):

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value

Outstanding as of December 31, 2021	3,949,158	$1.84	$2,992,895
Granted	166,927	$2.50
Forfeited	(174,817)	$2.25
Cancelled	(7,103)	$1.28
Outstanding as of September 30, 2022	3,934,165	$1.86	$6,901,057

Outstanding as of December 31, 2022	3,503,601	$1.87	$6,554,541
Exercised	(227,837)	$1.85
Forfeited	(66,964)	$2.00
Cancelled	(124,199)	$2.28
Outstanding as of September 30, 2023	3,084,601	$1.85	$525,465

The remaining weighted average contractual life of exercisable options as of September 30, 2023, was 5.71 years.

The total intrinsic value of all options exercised during the nine months ended September 30, 2023 and 2022, was $104,985 and $0, respectively. The intrinsic value of all options outstanding as of September 30, 2023 and 2022, was $525,465 and $6,901,057, respectively. The intrinsic value of all exercisable options as of September 30, 2023 and 2022, was $507,471 and $4,458,862, respectively.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Proceeds from exercises of options issued under the 2015 Plan for the nine months ended September 30, 2023 and 2022, were $421,175 and $0, respectively. The tax benefit realized from stock-based compensation was $196,711 and $0 for the nine months ended September 30, 2023 and 2022, respectively. Realization of this amount is dependent on the generation of future taxable income.

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

In March 2023, the Company’s board of directors determined that 51% of the performance target was satisfied and an aggregate 619,438 PRSUs were settled to members of the senior executive management team and will vest in accordance with the terms of the applicable award agreements.

The Compensation Committee has a policy that the Company will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.

The following is a summary of our RSU and PRSU activity for the first nine months of 2023:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value

Outstanding as of December 31, 2022	3,134,677	$4.73
Awarded	271,399	$2.68
Released	(323,807)	$4.08
Forfeited	(670,667)	$4.48
Outstanding as of September 30, 2023	2,411,602	$4.65	$4,268,535

The remaining weighted average contractual life of RSUs granted as of September 30, 2023, was 1.37 years.

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

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-based compensation expense attributable to PRSUs under the Omnibus Incentive Plan for the three and nine months ended of 2023 was $102,127 and $613,661, respectively and recorded in general and administrative expense. Stock-based compensation expense attributable to RSUs under the Omnibus Incentive Plan for the three and nine months ended of 2023, respectively, was $725,879 and $2,974,680 and recorded in general and administrative expense. As of September 30, 2023, we had $855,793 of future expense related to PRSUs to be recognized and $4,037,399 of future expense related to RSUs over a weighted average remaining life of 1.37 years. Total stock-based compensation expense for the three and nine months of 2023, including options, PRSUs, and RSUs, totaled $959,104 and $3,995,020, respectively. Total stock-based compensation expense for the three and nine months of 2022 for options totaled $235,593 and $624,407, respectively.

14. Employee Benefit Plan

Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust.  The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately.  The 401(k) plan provides several investment options, for which the employee has sole investment discretion.  The Company’s cost for the 401(k) plan was $103,446 and $262,952 for the three and nine months ended September 30, 2023, respectively. The Company’s cost for the 401(k) plan was $89,854 and $252,166 for the three and nine months ended September 30, 2022, respectively.

15. Related Party Transactions

PIPE Investment and Securities Purchase Agreement – Concurrent with the closing of the Business Combination, the Company received (i) $2,500,000 from related party Material Impact Fund II, L.P. (“Material Impact”) as their contribution to the PIPE Investment, (ii) $7,500,000 from related party Schlumberger Technology Corporation as their contribution to the PIPE Investment, (iii) $7,500,000 from related party Transocean Ltd. as their contribution to the PIPE Investment, (iv) $5,000,000 from related party RCB Equities #4, LLC, as their contribution to the PIPE Investment and (v) $1,836,720 from related party SLS Family Irrevocable Trust, $29,591,600 from related party ATW and $5,102,000 from related party Material Impact pursuant to the Securities Purchase Agreement.

ATW, Material Impact and SLS Family Irrevocable Trust currently hold $29,591,600, $5,102,000 and $1,836,720 respectively, of the outstanding Debentures, which bear interest at a rate of 5% per annum, payable quarterly, and mature on September 9, 2026. During the three and nine months ended September 30, 2023, ATW Material Impact, and SLS Family Irrevocable Trust received $88,661 and $1,006,993, respectively, in interest payments on the Debentures from the Company.

Convertible Senior Secured Term Loan – The Company entered into a convertible senior secured term loan agreement with ATW Special Situations II LLC as collateral agent (in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited, ATW Special Situations I LLC, Material Impact Fund II, L.P., and RCB Equities #1, LLC, as lenders, are related parties. See “Financial Statements – Note 7 Notes Payable for additional information.

RRA Amendment – On June 22, 2023, the Company and the SPA Parties entered into the RRA Amendment, pursuant to which, among other things, the Company agreed to issue 1,531,059, 263,976 and 95,031 RRA Amendment Shares to ATW , Material Impact and SLS Family Irrevocable Trust, respectively, in exchange for their waiver and release of any and all claims, remedies, causes of action and any other Initial Effectiveness Date Claims (as defined in the RRA Amendment) under any of the Transaction Documents (as defined in the RRA), including all past and future claims for liquidated damages under the RRA with respect to, and any other amounts that may be payable by reason of or otherwise relating to, the Effectiveness Date (as defined in the RRA) of the Initial Registration Statement. See Note 12 for more information.

Letter Agreements – On June 22, 2023, the Company entered into Letter Agreements with ATW, Material Impact and SLS Family Irrevocable Trust, pursuant to which such, among other things, the Company agreed to (i) lower the exercise price of the Original SPA Warrants from $20.00 per share to a weighted average of $3.28 per share, with multiple tranches priced between $2.04 and $4.64 per share, and (ii) upon the exercise of Amended SPA Warrants, issue to the exercising party New SPA Warrants to purchase up to a number of shares of Common Stock equal to the number of Original SPA Warrants initially issued to such party.

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 23, 2023, pursuant to its Letter Agreement with the Company, ATW exercised 165,713 Amended SPA Warrants, pursuant to which 165,713 shares of Common Stock and 165,713 New SPA Warrants were issued to ATW by the Company in accordance with the terms of the Letter Agreement. The Company received proceeds of $338,039 from the warrants exercised by ATW.

On September 18, 2023, the Company entered into a convertible senior secured term loan agreement convertible at $6.00 per share. Based on the Letter Agreement, SPA warrants holders who exchange through March 1. 2024, the exercise price was reset from $20.00 to $6.00 a warrant pursuant to the full-ratchet provision. The exchange warrants were reset to $6.00 with a factor of 3.3334, increasing the number of warrants to 552,377.

Revenue and Accounts Receivable – Revenue from Transocean Ltd. for contract services totaled $17,000 and $210,400 for the three months and nine months ended September 30, 2022, respectively. Accounts receivable included $0 and $21,000 outstanding from Transocean Ltd. at September 30, 2023, and December 31, 2022, respectively.

16. Earnings (Loss) Per Share

Following is the computation of earnings (loss) per basic and diluted share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net earnings (loss)	$(17,678,787)	$(13,176,497)	$(11,144,012)	$(20,037,455)
Less: deemed dividend for Earnout Shares		(4,957,366)		(4,957,366)
Net earnings (loss) attributable to common stockholders	$(17,678,787)	$(18,133,863)	$(11,144,012)	$(24,994,821)

Denominator:
Weighted average shares used to compute basic EPS	41,155,115	16,535,661	40,453,015	11,983,183

Basic and diluted earnings (loss) per share	$(0.43)	$(1.10)	$(0.28)	$(2.09)

Anti-dilutive securities excluded from shares outstanding:
Stock options	3,084,601	3,934,165	3,084,601	3,934,165
Restricted and performance stock units	2,411,602	-	2,411,602	-
Warrants	19,109,090	18,722,425	19,109,090	18,722,425
Earnout shares	7,499,993	7,499,993	7,499,993	7,499,993
Convertible debt	4,855,758	2,922,425	4,855,758	2,922,425
Total	36,961,044	33,079,008	36,961,044	33,079,008

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

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liability - Public Warrants	$1,897,500	$1,897,500	$-	$-
Warrant liability - Private Warrants	1,636,052	-	-	1,636,052
Warrant liability - SPA Warrants	10,969,897	-	-	10,969,897
Total	$14,503,449	$1,897,500	$-	$12,605,949

NAUTICUS ROBOTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

Warrant
Liability
Balance, December 31, 2022	$32,688,341
Loss on exchange of warrants	590,266
Change in fair value of warrant liabilities	(18,775,158)
Balance, September 30, 2023	$14,503,449

18. Subsequent Events

Merger Agreement with 3D at Depth

On October 2, 2023, Nauticus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 3D Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Nauticus (“Merger Sub”), and 3D at Depth, Inc., a Delaware corporation (“3DAD”, and together with Nauticus and Merger Sub, each a “Party” and collectively the “Parties”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, a merger between Nauticus and 3DAD will be effected through the merger of Merger Sub with and into 3DAD, with 3DAD surviving the merger as a wholly owned subsidiary of Nauticus (the “Merger”, and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Transactions”). The board of directors of Nauticus (the “Board”) has unanimously (i) approved the Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Merger Agreement and the Transactions to the stockholders of Nauticus (“Nauticus Stockholders”).

The Base Equity Value for the 3DAD Merger is $34M. The consideration of payment will be 100% equity transaction of Nauticus common stock. The “Per Share Equity Consideration” means, with respect to any share of 3DAD Common Stock held by a 3DAD stockholder which is issued and outstanding immediately prior to the Effective Time, a number of shares of Nauticus Common Stock equal to (a) the Per Share Equity Consideration Value (as defined below) divided by (b) the 20-day VWAP (as defined in the Merger Agreement) calculated pursuant to Annex II of the Merger Agreement, which is stipulated by the Parties to be $2.04.

The “Per Share Equity Consideration Value” means (a) the Base Equity Value (as adjusted, if applicable, as set forth above) divided by (b) the total number of shares of 3DAD Common Stock issued and outstanding as of immediately prior to the Effective Time.

Closing of the transaction contemplated by the Merger Agreement is subject to the satisfaction or waiver of usual and customary conditions, including the effectiveness of a Registration Statement on Form S-4 and the approval of the stockholders of both Nauticus and 3DAD.

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

Overview

Nauticus Robotics, Inc. (the “Company,” “our,” “us,” or “we”) is a developer of ocean vehicles and robots, autonomy software, intervention and data services delivered to the offshore industries. We were initially incorporated as CleanTech Acquisition Corp. (“CLAQ”) under the laws of the State of Delaware on June 18, 2020. The Company’s principal corporate offices are located in Webster, Texas. Our offshore services provide customers with the necessary inspection, intervention, data collection, and analytics, ~~a~~ to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, as well ~~as to~~ improving offshore health, safety, and environmental exposure.

Nauticus’ mission is to be the most impactful ocean robotics company through the deployment of autonomous systems. To that end, Nauticus is a technology company, tooled accordingly. Our core staff were principals in the spaceflight robotics community from NASA. In addition, we have continued to augment our staff with data scientists, roboticists, and engineers to create and deploy intelligent machines into the ocean domain with significant self-sufficient and self-directed behaviors, to robustly handle the uncertainty of real-time events underwater.

The opportunity we saw was to remove the operational requirement for tethers and high-speed communication, central to how current undersea operations are performed using Remotely Operated Vehicles (ROVs). These lengthy and constraining tethers require large and expensive surface vessels to operate the ROVs, which in turn drive the cost of accessing the underwater environment. Nauticus has clean slate developed and deployed an ecosystem of autonomy software and novel vehicle architectures to render obsolete current operational paradigms that necessitate the usage of these tethers and therefore, our service could potentially reduce the subsequent operational costs.

The industries affected by this shift in offshore operations are numerous. These include oil & gas, offshore renewables like wind, and tidal, telecommunications, national security & defense, aquaculture, ports, and mining to name a few. To address these markets, Nauticus is commercializing the Nauticus Fleet, which is the cornerstone of our offshore offering. The Nauticus Fleet tandem pair is comprised of both an unmanned underwater vehicle (Aquanaut), and a small optionally crewed surface vessel (Hydronaut). Hydronaut, an 18-meter optionally crewed autonomous surface vessel (ASV) that supports the launch, recovery and real-time operations of Aquanaut, its undersea robotic counterpart. Hydronaut ferries Aquanaut to and from the worksite and supports battery recharges and the communications link from the local remote operations center for supervised autonomous operations.

Aquanaut is a fully electric, free-swimming subsea robot, controlled through acoustic communication networking and can perform a wide range of data collection, inspection, and intervention tasks. Covered under US Patent, Aquanaut’s defining capability is operating in two distinct modes: actively transforming itself between the excursion and intervention configurations. Excursion mode involves the usage of data collection and perception sensors during transit, while intervention mode uses two electric work-class manipulators (Nauticus’ Olympic Arms) to perform work in the subsea environment.

Nauticus has spent several years developing the latest generation of Aquanaut and Hydronaut capabilities and we are now entering the commercialization phase. Much time and attention has been paid to the manufacturability of the designs and we anticipate we can potentially scale the business beyond the initial production run. This includes a data and drawing build package that can be bid out to vehicle manufactures to help drive down long-term production costs.

Commercializing offshore technology is a lengthy and expensive process. Extensive functional acceptance testing (FATs) has been performed, at the subsystem level, to catch any production quality issues during assembly. After the unit build is complete, in water commissioning exercises will be performed to ensure the system is functioning properly. Finally, initial production units must be qualified for offshore work in the energy sector. This work is currently ongoing to support our initial contracts with Shell, Petrobras, and Equinor.

We expect to have each Nauticus Fleet tandem pair utilized at 200 working days per year, with our service contract commercial ramp beginning in the first quarter of 2024.

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

Liquidity – Total cash and cash equivalents on hand as of September 30, 2023, was $6.8 million. The Company has incurred recurring losses each year since its inception. The Company may seek funding through additional debt or equity financing arrangements, implement incremental expense reduction measures, or a combination thereof to continue financing its operations. The Company implemented a workforce reduction of 22% on September 29, 2023, which increased costs by $.4 million in the current quarter, which is attributable to severance paid to employees. The cost savings that will be realized over the next twelve months is expected to be $2.7 million. During the third quarter of 2023, the Company received net proceeds of $10.4 million from the issuance of debt. Utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this Form 10-Q. See “Financial Statements – Note 7– Notes Payable” for additional information on debt capital.

Results of Operations

Three and Nine Months Ended September 30, 2023, Compared to Three and Nine Months Ended September 30, 2022

The following table sets forth summarized condensed consolidated financial information:

	Three months ended				Nine months ended
			Change				Change
	2023	2022	$	%	2023	2022	$	%
Revenue
Service	$1,593,854	$2,964,610	$(1,370,756)	-46%	$5,542,249	$7,996,734	$(2,454,485)	-31%
Service - related party	-	17,000	(17,000)	-100%	500	210,400	(209,900)	-100%
Total revenue	1,593,854	2,981,610	(1,387,756)	-47%	5,542,749	8,207,134	(2,664,385)	-32%

Costs and Expenses
Cost of revenue	2,651,380	3,781,224	(1,129,844)	-30%	7,484,249	8,220,447	(736,198)	-9%
Depreciation	160,744	141,901	18,843	13%	487,052	370,306	116,746	32%
Research and development	275,154	242,996	32,158	13%	984,882	2,094,278	(1,109,396)	-53%
General and administrative	6,704,890	4,861,319	1,843,571	38%	17,478,099	8,778,498	8,699,601	99%
Total costs and expenses	9,792,168	9,027,440	764,728	8%	26,434,282	19,463,529	6,970,753	36%

Operating loss	(8,198,314)	(6,045,830)	(2,152,484)	36%	(20,891,533)	(11,256,395)	(9,635,138)	86%

Other (income) expense:
Other (income) expense, net	(133,311)	(27,980)	(105,331)	376%	1,019,816	(32,692)	1,052,508	-3219%
(Gain) on sale of assets	-	-	-	0%	(3,908)	-	(3,908)	-100%
Foreign currency transaction loss (gain)	83,654	(206,617)	290,271	100%	56,061	(207,146)	263,207	100%
Loss on exchange of warrants	-	-	-	0%	590,266	-	590,266	100%
Change in fair value of warrant liabilities	8,656,392	5,963,238	2,693,154	45%	(18,775,158)	5,963,238	(24,738,396)	-415%
Interest expense, net	873,738	1,402,026	(528,288)	-38%	7,365,402	3,057,660	4,307,742	141%

Net income (loss)	$(17,678,787)	$(13,176,497)	$(4,502,290)	34%	$(11,144,012)	$(20,037,455)	$8,893,443	-44%

Revenue. For the three months ended September 30, 2023, total revenue decreased by $1.4 million, or 47%, to $1.6 million for 2023, as compared to $3.0 million for 2022. The decrease in total revenue is primarily attributable to delays in contract authorizations with government entities and completion of several contracts during the quarter.

For the nine months ended September 30, 2023, total revenue decreased by $2.7 million, or 32%, to $5.5 million for 2023, as compared to $8.2 million for 2022. The decrease in total revenue is primarily attributable to delays in contract authorizations with government entities and completion of several contracts during the quarter.

Cost of revenue. For the three months ended September 30, 2023, cost of revenue decreased by $1.1 million, or 30%, to $2.7 million for 2023, as compared to $3.8 million for 2022. The decrease in the cost of revenue is primarily attributable to decreased revenue as discussed above.

For the nine months ended September 30, 2023, cost of revenue decreased by $0.7 million, or 9%, to $7.5 million for 2023, as compared to $8.2 million for 2022. The decrease in the cost of revenue is primarily attributable to decreased revenue as discussed above.

Depreciation. For the three months ended September 30, 2023, depreciation increased by $19 thousand, or 13%, to $161 thousand for 2023, as compared to $142 thousand for 2022 primarily due to primarily due to increased investment in operational assets.

For the nine months ended September 30, 2023, depreciation increased by $117 thousand, or 32%, to $487 thousand for 2023, as compared to $370 thousand for 2022 primarily due to increased investment in operational assets.

Research and development. For the three months ended September 30, 2023, total research and development expenses increased by $0.1 million, or 13%, to $0.3 million for 2023, as compared to $0.2 million for 2022. The nominal increase was due primarily to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.

For the nine months ended September 30, 2023, total research and development expenses decreased by $1.1 million, or 53%, to $1.0 million for 2023, as compared to $2.1 million for 2022. The decrease was due primarily to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.

General and administrative. For the three months ended September 30, 2023, total general and administrative expenses increased by $1.8 million, or 38%, to $6.7 million for 2023, as compared to $4.9 million for 2022. General and administrative expenses increased primarily due to sales and marketing expenses, professional fees, and other costs to support the Company’s continued growth. The Company also implemented a workforce reduction of 22% on September 30, 2023, which increased costs of $.4 million attributable to severance paid to employees.

For the nine months ended September 30, 2023, total general and administrative expenses increased by $8.7 million, or 99%, to $17.5 million for 2023, as compared to $8.8 million for 2022. General and administrative expenses increased primarily due to an increase in stock–based compensation expense, sales and marketing expenses, professional fees, and other costs to support the continued growth of the Company. The Company also implemented a workforce reduction of 22% on September 30, 2023, which increased costs of $.4 million attributable to severance paid to employees.

Other expense, net. For the three months ended September 30, 2023, other expense, net was nominal for the quarter.

For the nine months ended September 30, 2023, other expense, net increased by $1.3 million to $1.0 million for 2023 as compared to $(.3) million, net in 2022. The increase was due primarily to a state sales tax assessment of $1.2 million that the Company plans to vigorously mitigate, by contesting the preliminary estimate from the governmental entity, Texas Comptroller of Public Accounts.

Change in fair value of warrant liabilities. For the three months ended September 30, 2023, the change in the fair value of warrant liabilities increased by $2.7 million to $8.7 million of other (income) expense in 2023 as compared to $6.0 million as of September 30, 2022. This increase was due to the reset of the warrants price from $20.00 to $6.00 warrants from financing that occurred during the quarter.

For the nine months ended September 30, 2023, the change in the fair value of warrant liabilities decreased by $(24.7) million to $(18.8) million of other (income) expense in 2023 as compared to $6.0 as of September 30, 2022. This decrease was due to management’s expectation to raise debt capital that would limit the triggering of future reset events.

Interest expense, net. For the three months ended September 30, 2023, interest expense, net decreased by $0.5 million to $.9 million for 2023 as compared to $1.4 million in 2022. Interest expense, net decreased is primarily due to the gain on settlement of liquidated damages. For the three months ended September 30, 2023 and 2022, cash paid for interest was $0.1 million and 1.5 million, respectively.

For the nine months ended September 30, 2023, interest expense, net increased by $4.3 million to $7.4 million for 2023 as compared to $3.1 million in 2022. Interest expense, net increased due to the amortization of debt discount of $2.9 million associated with the Debentures and approximately net $3.7 million associated with liquidated damages and interest arising out of the RRA. Please see Note 6 to the accompanying condensed consolidated financial statements included herein for additional information. For the nine months ended September 30, 2023, cash paid for interest decreased by $1.1 million to $1.0 million for 2023 as compared to $2.1 million in 2022 due primarily to interest paid on settling prior year debt services in 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had $6,771,531 of cash and cash equivalents. The cash equivalents consist of money market funds.

Significant sources and uses of cash during the first nine months of 2023.

Sources of cash:

●	The Company received net proceeds of $10.4 million from the issuance of debt. We received net proceeds of $421 thousand from the exercise of stock options, representing the strike price of such options. The Company received $338 thousand from the exercise of warrants.

Uses of cash:

●	Cash used in operating activities was $16.4 million, which included $4.6 million invested in working capital.

●	Cash used in investing activities for capital expenditures was $10.7 million.

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

We anticipate needing additional capital to continue expanding our business operations, which may include acquisitions and capital expenditures. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital, and capital expenditures. We have historically financed our operations through equity and debt financing. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. We are considering reducing discretionary spending and other cost-cutting measures, which may be implemented in the near-term to the extent additional financing is not raised. The Company implemented a workforce reduction of 22% on September 29, 2023, which increased costs by $.4 million in the current quarter, which is attributable to severance paid to employees. The cost savings that will be realized over the next twelve months is expected to be $2.7 million. During the third quarter of 2023, the Company received net proceeds of $10.4 million from the issuance of debt. There are no assurances that we can raise sufficient additional capital from external sources or implement material cost-cutting measures. The inability to successfully effectuate either measure could force us to curtail or discontinue our operations. However, utilizing cost control measures, cash on hand, revenue from operations, and potential future equity and debt funding, the Company anticipates having sufficient funds to meet its obligations for at least one year from the issuance date of this Form 10-Q.

Indebtedness. The Company’s indebtedness as of September 30, 2023, is presented in Item 1, “Financial Statements – Note 7 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 8 – Leases.”

Critical Accounting Policies and Estimates

Please refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a complete discussion of our critical accounting estimates.

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

Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, as a result of the continuation of the previously disclosed material weakness discussed below, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below. . In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, as amended. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Continuation of material weakness. We previously identified a material weakness in controls over the financial reporting and the accounting for complex warrant issuances and the classification of certain issued warrants. This material weakness resulted in the failure to prevent material errors in accounting for the warrants as equity classification when the warrants should have been classified as liabilities, and marked to market each reporting period, resulting in the restatement of our financial statements as of and for the nine months ended September 30, 2022.

Further, the continuation of the abovementioned material weakness, specifically in relation to the accounting for complex transactions and contracts of the Company, resulted in the untimely recognition of an accrued liability and expense arising out of the RRA, which resulted in the restatement of our financial statements as of and for the three months ended March 31, 2023.

Remediation Plan and Status

Management is working to remediate the material weakness described above and to enhance our overall control environment. Our remediation plan includes enhancing our contract review process, particularly in the context of complex agreements and transactions, as well as internal communications in connection therewith, in addition to continuing our engagement of third-party specialists to assist with accounting, valuation, and financial reporting functions in relation to significant contracts, agreements and complex transactions. Our ongoing remediation activities are subject to continued management review supported by ongoing design and evaluation of our internal control over financial reporting framework. The Audit Committee of our board of directors is monitoring, and receives regular reports on the progress of, management’s remediation efforts. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be given as to the timing for completion of remediation We will not consider the material weakness remediated until our enhanced controls are operational for a sufficient period of time and evaluated, enabling management to conclude that the enhanced controls are operating effectively.

Changes in internal control over financial reporting. During the third quarter of 2023, except as described above in “Remediation Plan and Status,” there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, we may be subject to litigation and other claims in the normal course of business, we are currently not a party to any material legal proceeding. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2023, there have been no material changes in the “Risk Factors” as set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and Amendment No. 1 to the Quarterly Report on 10-Q/A for the period ended March 31, 2023, filed by the Company with the SEC. The risks described therein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Senior Secured Term Loan –

On September 18, 2023, the Company entered into a convertible senior secured term loan agreement with ATW Special Situations II LLC as collateral agent (in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited, ATW Special Situations I LLC, Material Impact Fund II, L.P., and RCB Equities #1, LLC, as lenders, are related parties.

The Convertible Senior Secured Term Loan Agreement provides the Company with up to $20.0 million of secured term loans, of which $11.6 million has already been funded and deemed issued under the Convertible Senior Secured Term Loan Agreement. Any portion of the outstanding principal amount of the Loans is prepayable at the Company’s option pro rata to each Lender upon at least five days’ prior written notice to each Lender.

The Convertible Senior Secured Term Loan Agreement included a 2.5% exit fee or $290,000, bearing interest at 12.50% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The loan agreement included a 2.5% original issue discount or $125,000 from the RCB Equities #1, LLC promissory note. The loan includes assumed legal fees of $150,000, deemed interest from convertible debentures of $378,116, and $500,000 held in escrow, recorded under other current assets of the condensed consolidated balance sheet. The escrow balance will be held for at least thirty days or until the collateral agent determines no obligation of expense greater than $150,000 incurred by the lender. The Loans will mature on the earliest of (a) the third anniversary of the date of the Term Loan Agreement of September 17, 2026., (b) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022.

Subject to the terms and conditions of the Term Loan Agreement, the Company may, upon at least two trading days’ written notice to the Lenders, elect to redeem some or all of the then outstanding principal amount of the Loans. In connection with any such election, which shall be irrevocable, the Company shall pay each Lender, on a pro rata basis, an amount in cash equal to the greater of (x) the sum of (i) 100% of the then outstanding principal amount of the Loans, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the Loans (including, without limitation, the Exit Fee (as defined in the Term Loan Agreement)) (the “Optional Redemption Amount”) and (y) the product of (i) the aggregate number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), then issuable upon conversion of the applicable Optional Redemption Amount (without regard to any limitations on conversion set forth in the Term Loan Agreement) multiplied by (ii) the highest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding the date that the applicable notice of redemption is delivered to the Lenders and ending on the trading day immediately prior to the date the Company makes the entire payment required to be made in connection with such redemption.

The Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $6.00 per share of Common Stock (the “Conversion Price”), subject to certain customary anti-dilution adjustments as described in the Term Loan Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 2, 2023, by and among Nauticus Robotics, Inc., 3D Merger Sub, Inc. and 3D at Depth, Inc.	Form 8-K	001-40611	2.1	October 6, 2023
3.1	Second Amended and Restated Certificate of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
10.1†	Senior Secured Term Loan Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., ATW Special Situations II LLC, as collateral agent and lender, and the lenders party thereto.	Form 8-K	001-40611	10.1	September 21, 2023
10.2†	Pledge and Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., ATW Special Situations II LLC, as collateral agent.	Form 8-K	001-40611	10.2	September 21, 2023
10.3†	Intellectual Property Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations II LLC, as collateral agent.	Form 8-K	001-40611	10.3	September 21, 2023
10.4	Subsidiary Guarantee, dated as of September 18, 2023, by Nauticus Robotics Holdings, Inc. and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	September 21, 2023
10.5	Intercreditor Agreement, dated as of September 18, 2023, by and between ATW Special Situations II LLC, as first lien collateral agent, and ATW Special Situations I LLC, as second lien collateral agent, and acknowledged and agreed by Nauticus Robotics, Inc. and Nauticus Robotics Holdings, Inc.	Form 8-K	001-40611	10.5	September 21, 2023
10.6†	Amendment to Securities Purchase Agreement, Senior Secured Convertible Debentures and Pledge and Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations I LLC, as agent and the Required Creditors.	Form 8-K	001-40611	10.6	September 21, 2023
10.7†	Pledge and Security Agreement, dated as of September 9, 2022, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations I LLC, as agent and creditor, and the other creditors party thereto.	Form 8-K	001-40611	10.7	September 21, 2023
10.8	Offer Letter, dated September 27, 2023.	Form 8-K	001-40611	10.1	October 2, 2023
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ Nicolaus Radford
Nicolaus Radford
Chief Executive Officer

Date:	November 14, 2023

By:	/s/ Rangan Padmanabhan
Rangan Padmanabhan
Chief Financial Officer

Date:	November 14, 2023