Form 10-K
period 2023-12-31
Nauticus Robotics, Inc.
filed 2024-04-10
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(281) 942-9069
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share, and one-half of one redeemable warrant	KITT	The Nasdaq Capital Market

Redeemable Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	KITTW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates was $21,885,108 as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 10,572,516 shares of common stock held by non-affiliates and a closing price of $2.07 as reported on the Nasdaq Capital Market on June 30, 2023. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of April 8, 2024, there were 62,089,911 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

FREQUENTLY USED TERMS
Unless otherwise stated in this Annual Report on Form 10-K (“Annual Report” or “Form 10-K”), or the context otherwise requires, references to “we,” “us,” “our” “Nauticus” or the “Company” are to Nauticus Robotics, Inc., a Delaware corporation and references to:
•“Board” are to the board of directors of CleanTech prior to the Closing, and the board of directors of the Company following the Closing.
•“Business Combination” are to the merger contemplated by the Merger Agreement, together with any amendment, ancillary agreements and transactions contemplated by the Merger Agreement.
•“CLAQ” and “CleanTech” are to the Company prior to the Closing.
•“Chardan” are to Chardan Capital Markets, LLC, as representative of the underwriters in CLAQ’s initial public offering.
•“CleanTech Investments” are to CleanTech Investments, LLC.
•“CleanTech Sponsor” are to CleanTech Sponsor I LLC, an entity affiliated with certain of CLAQ’s directors and officers.
•“Closing” are to the consummation of the Business Combination.
•“Closing Date” are to September 9, 2022, the date of the consummation of the Business Combination.
•“Code” are to the Internal Revenue Code of 1986, as amended.
•“Closing Share Price” are to $10.00 per share.
•“Common Stock” are to the shares of common stock, par value $0.0001 per share, of CLAQ prior to the Closing, and the common stock of the Company following the Closing.
•“Effective Time” are to the time at which the Business Combination became effective.
•“Exchange Act” are to the Securities Exchange Act of 1934, as amended.
•“Exchange Ratio” are to the ratio determined by dividing (a) the Per Share Merger Consideration Value, by (b) the Closing Share Price.
•“Founder Shares” are to an aggregate of 4,312,500 shares of Common Stock held by the Sponsors, directors and officers, consisting of (i) 2,595,000 shares of Common Stock held by CleanTech Investments; (ii) 1,437,500 shares of Common Stock held by CleanTech Sponsor; and (iii) an aggregate of 280,000 shares of Common Stock held by CLAQ officers, directors and certain advisors.
•“GAAP” are to accounting principles generally accepted in the United States of America.
•“IPO” are to the initial public offering of 15,000,000 Units of CLAQ consummated on July 19, 2021, including the additional 2,250,000 Units sold to cover the over-allotment option on July 28, 2021.
•“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of December 16, 2021, as amended on January 30 and June 6, 2022, by and among CLAQ, Merger Sub and Nauticus Robotics Holdings.
•“Merger Sub” are to CleanTech Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of CLAQ.
•“Nasdaq” are to The Nasdaq Capital Market.

•“Nauticus Robotics Holdings” are to Nauticus Robotics Holdings, Inc., a Texas corporation, formerly known as Houston Mechatronics, Inc.
•“Nauticus Convertible Notes” are to (i) that certain Unsecured Convertible Promissory Note, dated June 19, 2021, by and between Goradia Capital, LLC and Nauticus, as amended on December 16, 2021, (ii) that certain Unsecured Convertible Promissory Note, August 3, 2021, by and between Material Impact Fund II, L.P. and Nauticus, as amended on December 16, 2021, (iii) that certain Unsecured Convertible Promissory Note, dated October 22, 2021, by and between In-Q-Tel, Inc. and Nauticus, as amended on December 16, 2021, (iv) that certain Unsecured Convertible Promissory Note, dated July 28, 2020, by and between Schlumberger Technology Corporation and Nauticus, as amended on December 16, 2021, and (v) that certain Unsecured Convertible Promissory Note, dated December 7, 2020, by and between Transocean Inc. and Nauticus, as amended on December 16, 2021 (each, a “Nauticus Convertible Note” and collectively, the “Nauticus Convertible Notes”).
•“Old Nauticus Common Stock” are to shares of Nauticus Robotics Holdings common stock; par value $0.01 per share.
•“Old Nauticus Convertible Notes” are to that certain (i) Unsecured Convertible Promissory Note, dated June 19, 2021, by and between Goradia Capital, LLC and Nauticus Robotics Holdings, Inc., as amended on December 16, 2021, (ii) Unsecured Convertible Promissory Note, August 3, 2021, by and between Material Impact Fund II, L.P. and Nauticus Robotics Holdings, Inc., as amended on December 16, 2021, (iii) Unsecured Convertible Promissory Note, dated October 22, 2021, by and between In-Q-Tel, Inc. and Nauticus Robotics Holdings, Inc., as amended on December 16, 2021, (iv) Unsecured Convertible Promissory Note, dated July 28, 2020, by and between Schlumberger Technology Corporation and Nauticus Robotics Holdings, Inc., as amended on December 16, 2021, and (v) Unsecured Convertible Promissory Note, dated December 7, 2020, by and between Transocean Inc. and Nauticus Robotics Holdings, Inc., as amended on December 16, 2021.
•“Per Share Merger Consideration” are to with respect to any share of Nauticus Common Stock, issued and outstanding immediately prior to the Effective Time, including those issued in connection with the Nauticus Preferred Stock Conversion and the Nauticus Convertible Note Conversion, a number of shares of the Company’s Common Stock equal to (i) the Per Share Merger Consideration Value divided by (ii) the Closing Share Price.
•“Per Share Merger Consideration Value” are to $142.069.
•“PIPE Investment” are to the sale and issuance of (i) 3,100,000 shares of Common Stock to certain investors for an aggregate purchase price of $31 million in a private placement immediately prior to the closing of the Business Combination (the “Equity Financing”); and (ii) up to an aggregate of $40.0 million in principal amount of secured debentures (the “Debentures”) (of which we have entered into agreements for $36,530,320 of Debentures) and warrants (the “SPA Warrants”) to certain investors named in the Securities Purchase Agreement dated December 16, 2021, as amended on January 31, 2022, and as further amended and restated on September 9, 2022, substantially concurrently with the closing of the Business Combination (the “Debt Financing”).
•“Public Warrants” are to warrants sold in the IPO as part of the Units, whether they were purchased in the IPO or thereafter in the open market.
•“Private Warrants” are to the 7,175,000 warrants issued to the Sponsors, consisting of (i) 4,783,333 warrants issued to CleanTech Sponsor; and (ii) 2,391,667 warrants issued to CleanTech Investments, in a private placement in connection with the consummation of the IPO.
•“SEC” are to the U.S. Securities and Exchange Commission.
•“Securities Act” are to the Securities Act of 1933, as amended.
•“Sponsor” are to, individually, CleanTech Sponsor or CleanTech Investments and, collectively, both of the foregoing.
•“Units” are to the units of CLAQ, each consisting of one share of common stock, one right and one-half of one redeemable warrant.

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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of this Annual Report and in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this filing, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

NAUTICUS ROBOTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
i

PART I
Item 1. Business
Nauticus Robotics, Inc. develops autonomous robots for the ocean industries. Autonomy requires the extensive use of sensors, artificial intelligence, and effective algorithms for perception and decision allowing the robot to adapt to changing environments. The company’s business model includes using robotic systems for service, selling vehicles and components, and licensing of related software to both the commercial and defense business sectors. Nauticus has designed and is currently testing and certifying a new generation of vehicles to reduce operational cost and gather data to maintain and operate a wide variety of subsea infrastructure. Besides a standalone service offering and forward-facing products, Nauticus’ approach to ocean robotics has also resulted in the development of a range of technology products for retrofit/upgrading traditional ROV operations and other third-party vehicle platforms. Nauticus’ services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, to improve offshore health, safety, and environmental exposure.
Products, Services and Revenue
Nauticus is in an industry that operates on a service-based daily rate model which requires a master service agreement. Nauticus optimizes asset utilization across different customers in the same geography by managing the scope of work with each customer to maximize asset utilization.
The service and sales business model will be applied to the commercial fleet services aspect of our business. The ToolKITT software platform is intended to be licensed or, in some cases, sold to end customers through a perpetual license. In the latter case, end users are expected to be contracted for software support and maintenance.
Although the sale of Nauticus’ products may occur on either point sales, rental or SaaS models, the fleet services and software (“ToolKITT”) are targeted for this type of recurring revenue sales. Other products (US Defense) and Olympic Arms (for existing ROVs) are anticipated to be sold through conventional sales contracts with accompanying software licenses. Aquanaut, the commercial subsea vehicle, may also be sold to selective customers, when those sales are not expected to cannibalize or compete with other Nauticus fleet services.
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
UUVs generally have two missions: data gathering or manipulation. They are operated in two distinct classifications — remotely operated or autonomous. The current vehicle designs are optimized and limited to performing one mission or the other. The long-range observation and data gathering missions are often oceanographic data, communication cable inspections, or subsea topographical surveys. These vehicles are usually AUVs and are non-hovering, tetherless, “submarine shaped” hulls optimized for long range cruising. Not only do these platforms neglect any manipulation, they are also less than ideally suited for tasks requiring high maneuverability. There are some hovering AUVs and even some that offer limited manipulation. However, these hydraulic arms are very rudimentary add-on features incapable of complex coordination or more advanced concepts like goal directed, impedance-force control.
On the other hand, most manipulation missions are performed by ROV designs. These tethered robots, which are specifically aimed at subsea manipulation, are attached to topside support vessels for power and communication. As such, they take advantage of high data rates and the power-rich environment afforded by the tether. Although operator fatigue is a notorious problem, most ROV operators are paid by the hour, and that has unfortunately held down advancing the state of the art in operational efficiency, control, and manipulation sophistication. And it is these technological advancements that are required in a communication-poor, power-limited environment.
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
The market for this technology is vast and covers several independent market segments including offshore renewables, oil & gas, telecommunications, aquaculture, mining, defense, ports, and shipping, just to name a few. The worldwide energy (O&G & Wind) IMR services market is projected to grow based on aging assets with O&G, and asset growth with Offshore Windfarms.1 Over the next 4 years, there will be tremendous growth of wind farm infrastructure installed into the global offshore market.2 Currently, 25GW of offshore renewables are installed off the coast of Europe with expectations to double by 2030. Th
1 Source: https://www.westwoodenergy.com/reports/world-rov-operations-market-forecast-2019-2023.
2 Source: https://gwec.net/global-offshore-wind-report-2021/.

e Biden administration announced the installation of 30GW of offshore renewables to be installed off American shores by 2030. In total, this would imply around 15,000 more wind turbines to be installed in just the United States and Europe. Today, these markets are served by service companies offering Vessel-based services with the cost of these services being split substantially on the cost to operate the vessel over the ROV.
Overall, the Defense market is expected to perform strongly in the next 5 years as geopolitical tensions continue to indicate that peer competitor and near-peer competitor engagements are likely in the ocean domain. Unmanned systems, especially in the maritime domain, will be front and center and see heavy investment. Due to the inherent stealth that the undersea domain presents, we believe this area will see a sharp increase in development spending and acquisitions. In general, geopolitical tension drives defense spending for reconnaissance and covert littoral battlefield and deepwater assets, and agencies that sponsor these developments have affirmed this belief. COVID-19 has had a minimal effect on defense spending on our products. We have seen some increase in discretionary spending even while COVID-19 has caused a decrease in government spending in other areas. We do not expect a reduction in spending from supporting agencies.
The use of technology like Aquanaut is a significant topic in port security and management but is difficult to properly assess through industry reports alone. Our findings through target customer interactions indicate that the size of the port and security market and expected adoption of such technology in the next three to five years will be substantial. As a point of reference, there are over 100 major ports worldwide and where Aquanaut can address the work required to assess port seabed conditions, vessel hull anomalies, sensor placements and retrievals, change detection monitoring and unauthorized vessel detection. We plan to have multiple service offerings for the port and harbor security market through vehicle sales and leases to the customer, including all equipment necessary to conduct Aquanaut missions. Aquanaut is an excellent multi-tool, but many of the ‘tools’ required for the vehicle are software based. Due to the specific nature of security requests, we believe that custom development will be a requirement. We plan to provide over-the-air updates from our Houston-based engineering team to ensure that vehicles are equipped and qualified with the latest algorithms in our autonomy framework. We believe we will have a residual revenue opportunity through a long-term license for the autonomy updates.
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
The Nauticus Solution
We are developing a portfolio of ocean robotic vehicles and manipulators controlled by our multi-layered software suite. This software provides sensed perception of the environment combined with guidance, navigation, and control of the vehicle. Additionally, the software suite provides cutting-edge intelligence to control the dual arm manipulators to perform dexterous tasks. Complex task execution without a high-bandwidth tether to the robot necessitates a command-and-control architecture that permits local command authority as well as a level of self-sufficiency to execute high-level, human-directed tasks. Many studies have demonstrated that naive implementation of autonomy can result in opaque systems—meaning that it is difficult to explain their outcomes— unless a focus of the system architecture is the interdependence between human and robotic systems. Besides basing our success metrics on operator mental burden, advances in three key
3 Source: Henchion M, Hayes M, Mullen AM, Fenelon M, Tiwari B. Future Protein Supply and Demand: Strategies and Factors Influencing a Sustainable Equilibrium. Foods. 2017;6(7):53. Published 2017 Jul 20. doi:10.3390/foods6070053.

areas will differentiate this architecture. Those areas are automatic task planning, probabilistic-based perception, and novel data compression.
Our technological innovations also include:
•A subsea vehicle that can transform its hull shape from a hydrodynamic transit vehicle to a working ROV mode that exposes two workclass manipulators.
•A multi-layered software subsystem that handles vehicle control, perception, and manipulation supported through machine learning paradigms.
•An acoustic-based network communication system that provides multi-point communication capabilities between subsea vehicles and the sea surface.
We believe the primary drivers towards the adoption of Nauticus’ products include:
•Substantial reduction in the cost to deliver subsea inspection, maintenance, and repair services to customers.
•Reduced carbon footprint provided by the reduction in size of the surface vessels required to perform work.
•Reduced number of crew exposed to offshore work hazards.
•Additional cost savings from fewer vessel days due to improved operational efficiencies.
•Reduction of hydraulic fluid leaks.
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
Growth Strategy
The key elements of our growth strategy include:
Accelerate the Development of our Robotic Systems
Nauticus is committed to the development of a complete ocean eco-system of robotic technologies. Each product is developed from an advanced automation perspective with focus on increased performance, lower cost, and environmentally friendly operations. The Nauticus product portfolio includes a new archetype of subsea vehicle, the AURV we call Aquanaut, which can change its configuration to optimize performance during various transit and manipulation phases of the mission. Our expertise in dexterous manipulation supports the deployment of electric, subsea manipulators that will be used by Nauticus for its own vehicles, but could also address a market need to retrofit existing ROV’s with manipulators that have both workclass strength and reach envelopes. ToolKITT integrates total robot and vehicle functions that simplify operational control through "intuitive, platform-agnostic user interface". This superior approach to operational control of robots reduces both task times and mission cost. The Nauticus acoustic communication technology serves as a many-to-many data connection between multiple mobile assets in the marine environment. This technology enables multiple robotic actors to participate in complex servicing activities with over-the-horizon control by remote operators. These products combine to minimize mission execution cost, enhance safety, and enable the application of state-of-the-art robotic technologies to the needs of the ocean customer.

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
We believe the following to be the key capabilities of the Aquanaut:
•Transformable hull design that enables efficient operations in transit (AUV mode) and at the worksite (ROV mode)
•All-electric design for both propulsion and manipulation
•Capable of operating under supervised autonomy and fully autonomous vehicle control modes
•Multi-modal sensor suite providing the required perception of the near-space environment to support manipulation
•Onboard navigation that enables extended transit to a worksite
ToolKITT
ToolKITT is a software platform consisting of interrelated products for ocean sensing, manipulation, autonomous behaviors, survey, search & recovery, and manual intervention. This functionality encompasses robotic controls, user interfaces, sensor integration, simulation, data analysis, and communication frameworks purposely built to enable work subsea. This software unifies all of Nauticus’ products into a single control architecture. This system includes a communications middleware that orchestrates vehicle activities, performs updates, and enables multi-agent interaction and mission planning. However, the software platform can also be used across other robotic platforms in the ocean space and, theoretically, outside of the ocean domain as well.
This product embodies a complete command and control suite of software components that provide the intelligence necessary to transit and perform work with minimal interventions. Although the entire suite is comprised of the following components, each one is capable of existing independently, being seamlessly integrated into existing customer platforms and systems:
•Helmsman — Safe, efficient, reactive, on-board control system for maritime robotic platforms
•Commander — Mission planning, autonomy, and direct commanding of maritime robotic platforms
•Wayfinder — Perception-based mapping and world modelling
•Wavelink — Disruption-tolerant, secure, communication network for maritime robotic platforms
•Loggerhead — Data collection and analysis for customer data products and diagnostics

Olympic Arm
The Olympic Arm is an all-electric subsea manipulator designed for a variety of intervention tasks on work class ROVs. The patented design consists of electric actuators, replacing the conventional hydraulic variants. This allows for precise and accurate control of the manipulator, which enables ROV operators to perform complex and delicate tasks. The manipulator also uses biodegradable oil instead of hydraulic fluid, which is a more environmentally friendly solution.

When fully utilizing ToolKitt, the arm can provide the ROV operator autonomous and semi-autonomous task completion. This is due to a combination of resolute positioning sensors, force feedback capability, precise actuation, and behavioral and perception capabilities provided by ToolKitt.
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
Sample of Traditional Energy Market Service Providers:
•Oceaneering
•Subsea 7
•Fugro
•DOF
•C-Innovations
•Helix
•Saipem
Sample of Platform Manufacturers (Product Sales):
•Forum
•TechnipFMC (now moving into services)
•SMD
•SAAB
Sample of Autonomous Surface Vessel coupled to Subsea Platform Assets:
•Ocean Infinity
•Reach Subsea
•Fugro
Sample of ToolKITT competitors
•SeeByte

•Greensea IQ
Customers and Partners
Nauticus has been engaged in the development of specialized ocean vehicles for U.S. government interests. In this work, we are teaming with a Large Confidential Government Contractor to deliver ocean vehicles that meet the challenging objectives of the U.S. Services. In the past we have been funded directly by DARPA to develop our advanced ocean capabilities.
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
Nauticus currently has one subsea robot — Aquanaut. The vehicle exhibits the ability to traverse long distances, transform its hull to expose dual robotic manipulators, perform robotic tasks, and then return to the launch site or other predetermined location. It is designed to meet commercial requirements related to performing inspection, maintenance, and repair work in subsea oil & gas and offshore wind energy applications. Its capabilities could also satisfy the needs for port security and maintenance, aquaculture, telecommunications, and subsea mining markets. In this setting, the vehicle performs a variety of tasks, including inspection, maintenance, and repair of customer assets. The initial Aquanaut commercial unit is planned to be operational in the second quarter of 2024. The second Aquanaut is to be completed towards the end of 2024, with the third unit expected to be completed in the first half of 2025.
Nauticus has also developed a full-featured software stack, called ToolKITT, that provides autonomous and semi-autonomous control modes covering many aspects of subsea vehicle missions. This software, although indigenous to Nauticus’ own subsea vehicles, can and has been deployed in existing ROV’s and other company's AUV's to enhance and expand their operational capabilities and ability to integrate multirobot missions in the future.
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
Currently, Nauticus manages a supply chain with many suppliers that specialize in parts aimed toward subsea vehicles. A key component of Aquanaut subsea vehicle is the energy storage system — a Li-ion battery. There are a variety of suppliers available to provide this battery subsystem. One battery, in particular, that Nauticus uses is from SubCTech, a German company. The batteries are a long-lead-time item and are ordered well in advance of the time they are required to be integrated into the vehicle.
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
Nauticus has patented its reconfigurable hull design for subsea vehicles. This approach protects the Company’s vehicle configuration that enables it to transit long distances and then transform into a working robot once at the worksite. This capability is key to exploiting the vehicle architecture and its tetherless operational modes. Similarly, Nauticus has applied for patent protection for its all-electric, workclass robotic manipulators. These manipulators are the first in their market class and utilize specialized actuation systems to achieve the strength performance necessary for workclass systems. This patent was granted on January 24, 2023, under USPTO Number 11559905.
Nauticus has also filed for protection of our Company name and brand under trademark registration in the United States.
Employees and Human Capital Resources
We had 72 employees as of December 31, 2023, including our named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relations issues. We believe we have good relations with our employees. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We endeavor to recruit the best people for the position regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace. Our diversity, equity and inclusion principles are also reflected in our employee training and policies. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants, officers and directors through the granting of stock-based compensation awards and cash-based incentive bonus awards.
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
Earnout Shares
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
i.one-half of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $15.00 per share over any 20 trading days within a 30-day trading period;
ii.one-quarter of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $17.50 per share over any 20 trading days within a 30-day trading period; and
iii.one-quarter of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.
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
(i)offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any shares of CleanTech Common Stock received as merger consideration and held by it immediately after the Effective Time (the “Lock-Up Shares”), or enter into a transaction that would have the same effect;
(ii)enter into transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of any of such shares, whether any of these transactions are to be settled by delivery of such shares, in cash or otherwise; or
(iii)publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge, or other arrangement, or engage in any “Short Sales” (as defined in the Sponsor Lock-Up Agreement and Company Stockholder Lock-up Agreement) with respect to any security of CleanTech; during a “Lock-Up Period” under their respective agreements.
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
RCB Equities #1, LLC
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
Convertible Senior Secured Term Loan
On September 18, 2023, the Company entered into a convertible senior secured term loan agreement with ATW Special Situations II LLC as collateral agent (in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited, ATW Special Situations I LLC, Material Impact Fund II, L.P, and RCB Equities #1, LLC, as lenders.
The Convertible Senior Secured Term Loan Agreement provides the Company with up to $20.0 million of secured term loans. Any portion of the outstanding principal amount of the Loans is prepayable at the Company’s option pro rata to each Lender upon at least five days’ prior written notice to each Lender.
The initial amount funded under the Convertible Senior Secured Term Loan Agreement was $11,600,000. The Convertible Senior Secured Term Loan Agreement included a 2.5% exit fee of $290,000, bearing interest at 12.50% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The exit fee is being provided for over the period of the loan. The loan agreement included a 2.5% original issue discount of $125,000 from the RCB Equities #1, LLC promissory note. The loan includes assumed legal fees of $557,500 and deemed interest from convertible debentures of $378,118. The debt discount is being accreted to interest expense over the period of the loan. The legal fees are being amortized to general and administrative expenses over the period of the loan. The Loans will mature on the earliest of (a) the third anniversary of the date of the Term Loan Agreement of September 17, 2026, (b) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022.
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
First Amendment to Convertible Senior Secured Term Loan
On December 31, 2023, Nauticus Robotics, Inc., a Delaware corporation (the “Company”), entered into a First Amendment to Senior Secured Term Loan Agreement, dated as of December 31, 2023 (the “First Amendment”), by and among the Company, the subsidiary guarantors (as defined in the First Amendment) and ATW Special Situations II LLC (“ATW II”), a Delaware limited liability company, which amended that certain Senior Secured Term Loan agreement dated as of September 18, 2023 (as the same may be amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement”) with ATW II, as collateral agent (as replaced by Acquiom Agency Services LLC, in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited (“Transocean Finance”), ATW Special Situations I LLC (“ATW I”), Material Impact Fund II, L.P. (“MIF”), and RCB Equities #1, LLC (“RCB”), as lenders (collectively, the “Initial Lenders”).
The First Amendment provided the Company with an incremental loan in the aggregate principal amount of $695,000 (the “December 2023 Incremental Loan”), subject to the terms and conditions set forth in the Term Loan Agreement and the First Amendment. The total loan funded under the Term Loan Agreement and First Amendment as of December 31, 2023, is $12,295,000. The December 2023 Incremental Loan would be made on the same terms as the Additional Term Loans funded on the Closing Date and be deemed to be Additional Term Loans for all purposes under the Term Loan Agreement.

The loan assumed legal fees of $30,000 which are being amortized to general and administrative expenses over the period of the loan.
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

Item 1A. Risk Factors
Our business, financial condition, results of operations, cashflows, reputation and prospects are affected by a number of factors, whether currently known or unknown, including risks specific to us or the robotics industry, as well as risks that affect businesses in general. The risks disclosed in this Annual Report on Form 10-K, including but not limited to those described below, could materially adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects and thus our stock price. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risk Factors Summary
Risks Related to Our Business and Industry
•We are an early-stage company with a history of losses and expect to incur significant expenses for the foreseeable future.
•The consolidated financial statements included in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.
•We previously identified a material weakness in our internal control over financial reporting which we are working to remediate. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
•A significant amount of our revenues is derived from a limited number of customers. A material portion of our revenue may be generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.
•If we fail to effectively manage our limited financial and intellectual resources, we may not be able to design, develop, manufacture, market, and launch new generations of our robotic systems successfully.
•Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
•We have limited experience commercializing our products at a large scale and may not be able to do so efficiently or effectively.
•We may be unable to raise sufficient affordable capital needed to fund and grow our business.
•We plan to dispose of assets to fund new opportunities and contracts but we may not be able get full book value or market value for those assets in dispositions.
•Defects, glitches, or malfunctions in our products or the software that operates them, failure of our products to perform as expected, connectivity issues or operator errors could result in product recalls, lower than expected return on investment for customers, and could cause harm to operators and significant safety concerns, each of which could adversely affect our results of operations, financial condition and our reputation.
•Our ability to manufacture products of sufficient quality on schedule is unproven, and delays in the design, production and launch of our products could harm our business, financial condition, results of operations, cash flows, reputation and prospects.

•We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
•We are highly dependent on the services of our senior management and other key employees and if we are unable to attract and retain a sufficient number of qualified employees, our ability to design, manufacture and launch our products, operate our business and compete could be harmed.
•We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition, result of operations, cash flows, reputation and prospects.
•We may experience significant delays in the design, development, production and launch of our ocean robotic systems, which could harm our business, financial condition, results of operations, cash flows, reputation and prospects.
•The period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments.
•We are dependent on our suppliers, some of which are currently single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our products at prices and volume and with specifications and performance characteristics acceptable to us, could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects. We have not yet identified all of the suppliers that we are likely to rely on to support future commercialization of our core products.
•Our transition to an outsourced manufacturing business model for our commercial products may not be successful, which could harm our ability to deliver products and recognize revenue.
•We may be unable to adequately control the costs associated with our operations.
•We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.
•If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.
•Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
•We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
•We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.
•As part of growing our business, we may undertake acquisitions, from time to time. If we fail to successfully select, execute, or integrate our acquisitions, our business, results of operations and financial condition could be materially adversely affected, and our stock price could decline.
•If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, our ability to grow our business may suffer.
Risks Related to Government Contracts
•Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations and requirements could adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects. Early termination of customer contracts or contract penalties could adversely affect our results of operations.
•We rely on a limited number of suppliers for certain raw materials and supplied components, which has caused and may continue to cause supply chain disruptions. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing, design, and operating needs on favorable terms or at all.
•Disputes with our subcontractors or the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, has caused and could continue to cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.
•Government customers subject us to risks including early termination, audits, investigations, sanctions and penalties.
Risks Related to Our Securities
•We may issue a significant number of shares or equity-linked securities in the future in connection with investments or acquisitions.
•If certain holders of Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our Common Stock and such holders still may receive significant proceeds.
•If we are unable to regain and maintain compliance with Nasdaq’s listing criteria, including their minimum bid price rule and minimum market value requirement, Nasdaq may delist the Company’s stock.
•We are an emerging growth company and smaller reporting company, and as such are subject to various risks unique only to emerging growth companies, including, but not limited to, risks associated with taking advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could, among other things, make our securities less attractive to investors and may make it more difficult to compare our performance with certain public companies.
•We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to investors, thereby making Public Warrants worthless.
•Currently outstanding Public Warrants, Private Warrants, SPA Warrants and New SPA Warrants are exercisable for shares of Common Stock. Additionally, the Debentures are currently convertible. Any future exercise of such warrants or conversion of the Debentures would increase the number of shares of Common Stock eligible for future resale in the public market and result in dilution to our stockholders.
Risks Relating to our Business and Industry
We are an early-stage company with a history of losses, and we expect to incur significant expenses for the foreseeable future.
We incurred a net loss of $50.7 million and $28.3 million for the years ended December 31, 2023 and 2022, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the first quarter of 2025. Even though we have commercial traction for platform sales, we may not attract customers for our offering, and our potential profitability is dependent upon the successful adoption on a larger scale of our robotics systems, which may not occur. There can be no assurance that we will be financially successful.
We expect we will continue to incur operating and net losses in future periods as we:
•continue to design, develop, manufacture and commercialize our ocean robotic systems;
•continue to explore new relationships with third-party partners for supply, design-to-manufacturing and manufacturing;
•investigate the potential outsourcing of the manufacturing of our ocean robotic systems;

•build up inventories of parts and components for ocean robotic systems;
•mature maintenance and servicing capacity, capabilities, and replacement parts inventory;
•manufacture an inventory of ocean robotic systems;
•increase sales and marketing activities and enhance sales and distribution infrastructure;
•further develop remote monitoring, updating, and other cloud-based services;
•refine safety measures for the ocean robotic systems;
•expand technology infrastructure and cybersecurity measures, policies, and controls; and
•increase general and administrative functions to support growing operations as a public company.
Because we will incur costs and expenses from these efforts before we receive any incremental revenues with respect thereto, we expect to experience losses in future periods. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
The consolidated financial statements included in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company currently funds its operations from cash on hand and other current assets. The Company has a history of losses and negative cash flows from operations. It is not certain that the Company’s cash and other current assets and forecasted operating cash flows currently expected to be generated from the ongoing activity will provide the Company with sufficient financial resources to fund operations and meet our capital and operating requirements and anticipated obligations as they become due in the next twelve months. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which a current investor has committed to the Company. The Company believes with this investor support that there will be sufficient resources to continue as a going concern for at least one year from the date that the consolidated financial statements contained in this Form 10-K are issued.
We have restated our unaudited condensed consolidated financial statements for certain prior periods, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
We previously restated our unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2022 (the “2022 Restated Period”). In consultation with the Audit Committee of the Board (the “Audit Committee”) and our auditors, we made the determination to restate such financial statements following the identification of errors related to the classification of certain warrants that were previously recorded as equity. Due to such errors, the Company’s management and the Audit Committee concluded that our previously issued financial statements for the 2022 Restated Period should no longer be relied upon. In addition, our management, with the participation and under the supervision of our former Chief Executive Officer and former Chief Financial Officer, performed a re-evaluation of the effectiveness of our disclosure controls and procedures as of the end of the 2022 Restated Period. Based on such re-evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that, as a result of the identified material weakness, our disclosure controls and procedures were ineffective as of the end of the 2022 Restated Period. Our Quarterly Report on Form 10-Q for the period ended September 30, 2022 has been amended by an Amendment No. 1 on Form 10-Q/A to, among other things, reflect the restatement of our financial statements for the 2022 Restated Period.
Further, we have restated our unaudited condensed consolidated financial statements as of and for the quarterly period ended March 30, 2023 (the “2023 Restated Period”). In consultation with the Audit Committee and our auditors, we made the determination to restate such financial statements following the identification of an error associated with a failure to timely recognize an accrued liability and expense arising out of the RRA. Due to such error, the Company’s management and the Audit Committee concluded that our previously issued financial statements for the 2023 Restated Period should no longer be relied upon. In addition, our management, with the participation and under the supervision of our former Chief

Executive Officer and former Chief Financial Officer, performed a re-evaluation of the effectiveness of our disclosure controls and procedures as of the end of the 2023 Restated Period. Based on such re-evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that, as a result of the continued material weakness, our disclosure controls and procedures were ineffective as of the end of the 2023 Restated Period.
As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional stockholder, governmental, or other actions in connection with the restatements or other related matters. Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations and financial condition.
We previously identified a material weakness in our internal control over financial reporting which we are working to remediate. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
In 2021, we identified a material weakness in our internal control over financial reporting, such that there was a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To address this material weakness, we engaged a technical accounting and financial reporting consulting firm to assist the Company with (i) our financial accounting close, (ii) the application of technical accounting literature, (iii) the preparation of our financial statements, and (iv) the independent audit of our financial statements. We hired additional personnel in the third and fourth quarters of 2022 to supplement our accounting and financial reporting staff to remediate this weakness in our internal controls. We are also strengthening internal control over financial reporting by implementing an enterprise resource planning system (“ERP”), a software used to automate business processes, containing workflows and business rules that ensure process is followed by approved policies, roles, and procedures.
In reviewing our internal controls for 2023, we identified a gap in the implementation of the above. Due to the turnover of key finance personnel in the fourth quarter of 2023, certain tasks that were required to be completed to remediate the material weakness were not performed or handed over to the new finance personnel and as a result, management concluded the material weakness has not been remediated.
In addition to the steps already taken, we plan to continue to devote significant effort and resources to the remediation and improvement of our internal control over financial reporting. We plan to formally document the system controls that we have in place, including user access reviews and a formally documented segregation of duties that includes formal system-based roles. Further, we will implement a testing plan of our internal controls over financial reporting that will be reviewed and signed off quarterly. The elements of our continued remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have all or some of the intended effects.
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
As identified in our amended quarterly report on Form 10-Q/A for the period ended September 30, 2022, we identified a material weakness affecting the classification of the SPA Warrants, which were previously recorded as equity. Further, this continued material weakness, specifically in relation to the accounting for complex transactions and contracts of the

Company, is associated with the untimely recognition of an accrued liability and expense arising out of the RRA. This material weakness was considered remediated as of December 31, 2023.
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
For more information, please see the risk factor entitled “If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.”
A significant amount of our revenues is derived from a limited number of customers. A material portion of our current revenue may be generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks.
We currently have a limited number of customers. For the year ended December 31, 2023, sales to two customers accounted for almost 100% of total revenue, and the total balance due from these customers made up 68% of accounts receivable as of December 31, 2023, with the remaining 32% being made up by one additional customer. For the year ended December 31, 2022, sales to two customers accounted for 95% of total revenue, and the total balance due from this customer made up 82% of accounts receivable as of December 31, 2022. Due to our limited number of customers, the breach, cancellation, or amendment of any sales agreement with our current or future customers may have an outsized effect on our revenue, cash on hand, and profitability. In addition, we may have an increased interest in accepting less favorable terms of any amendment as a result.
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
As a government contractor or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to non-ordinary course audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our products to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages, downward contract price adjustments or refund obligations, civil or criminal penalties, and termination of contracts and suspension or debarment from government contracting or subcontracting for a period of time or indefinitely. Any such damages, penalties, disruption, or limitation in our ability to do business with a government would adversely impact, and could have a material adverse effect on, our business, financial condition, results of operations, cash flows, reputation and prospects.
If we fail to effectively manage our limited financial and intellectual resources, we may not be able to design, develop, manufacture, market, and launch new generations of our robotic systems successfully.
We intend to invest to expand our business. Any failure to manage our limited financial and intellectual resources effectively could materially and adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects. We intend to expand our operations. We expect our expansion to include:
•expanding the management, engineering, and product teams;

•identifying and recruiting individuals with the appropriate relevant experience;
•hiring and training new personnel;
•launching commercialization of new products and services;
•forecasting production and revenue and ERP modifications;
•entering into relationships with one or more third-party design-for-manufacturing partners and third-party manufacturers and/or expanding our internal manufacturing capabilities;
•controlling expenses and investments in anticipation of expanded operations;
•carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships;
•expanding and enhancing internal information technology, safety, and security systems;
•establishing or expanding sales, customer service, and maintenance and servicing facilities;
•conducting demonstrations of ocean robotic systems;
•entering into agreements with suppliers and service providers; and
•implementing and enhancing administrative infrastructure, systems, and processes.
Should achieved market penetration warrant, we intend to continue to hire a significant number of additional personnel, including engineers, design and production personnel, and service technicians for our ocean robotic systems and services. Because of the innovative nature of our technology, individuals with the necessary experience may not be available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing, and servicing dexterous ocean robots and their software is intense, and we may not be able to attract, integrate, train, motivate, or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate, and retain these additional employees could seriously harm our business, financial condition, results of operations, cash flows, reputation and prospects.
Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
We are an ocean robotics and services company, with limited experience commercializing our products and services. The projected financial and operating information appearing elsewhere in this Annual Report on Form 10-K reflect estimates of future performance and is based on multiple financial, technical, and operational assumptions, including hiring of additional skilled personnel in a timely manner to support continued development and commercialization of the core products; the, timing of commercial launch of our ocean robotic system; the level of demand for our ocean robotic systems; the performance of our ocean robotic systems; the utilization of the ocean robot fleet; the useable life of the ocean robotic systems; the, cost of manufacturing; the cost and availability of adequate supply of components; the nature and length of the sales cycle; and the costs of, maintenance and servicing and refurbishing of our ocean robotic systems. However, given our limited commercial experience, it is likely that many of these assumptions will prove incorrect. The projections are forward-looking statements that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. See “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Note Regarding Forward-Looking Statements.” Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of other factors, many of which are outside our control, including, but not limited to:
•whether we can obtain sufficient capital to sustain and grow our business;
•our ability to manage our growth;

•the contractual terms of one or more agreements with third-party manufacturers;
•whether we can manage relationships with key suppliers and partners;
•the timing and costs of the required marketing and promotional efforts;
•whether customers and their employees will adopt the ocean robotic systems offered by us;
•the timing required and success of customer testing of our technology;
•competition, including from established and future competitors;
•our ability to retain existing key management, to attract additional leaders, to integrate recent hires and to attract, retain, and motivate qualified personnel, including engineers, design and production personnel, and service technicians;
•the overall strength and stability of domestic and international economies;
•demand for currently available and future ocean robots;
•regulatory, legislative, and political changes; and
•customer requirements and preferences.
Unfavorable changes in any of these or other factors, most of which are beyond our control, could cause us to fail to meet our operating and financial projections and could materially and adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects.
We rely on third-party manufacturers/suppliers and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We rely on third-party manufacturers/suppliers. This reliance on third-party manufacturers/suppliers increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. Additionally, we may be unable to establish or continue any agreements with third-party manufacturers/suppliers, on acceptable terms or at all. Even if we are able to establish agreements with third-party manufacturers/suppliers, reliance on third-party manufacturers/suppliers entails additional risks, including:
•failure of third-party manufacturers/suppliers to comply with regulatory requirements and maintain quality assurance;
•breach of the manufacturing/supply agreement by the third party;
•failure to manufacture/supply our product according to our specifications;
•failure to manufacture/supply our product according to our schedule or at all;
•misappropriation of our proprietary information, including our trade secrets and know-how; and
•termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.
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
Although we have sold products to a limited number of individual customers in the past, we have limited experience commercializing ocean robotic systems at a large scale and may not be able to do so efficiently or effectively. A key element of our long-term business strategy is the continued growth in sales, marketing, training, customer service and maintenance, and servicing operations, including hiring personnel with the necessary experience. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain adequate spending levels could have unintended negative effects on our revenues, such as the weakening of our sales, marketing and maintenance and servicing infrastructures or lowering the quality of our customer service.
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
In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and/or our ability to pay dividends.
If we cannot raise additional funds when we need or want them, our business, financial condition, results of operations, cash flows, reputation and prospects could be negatively affected.
We may be unable to raise sufficient affordable capital needed to fund and grow our business.
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
We plan to dispose of assets to fund new opportunities and contracts but we may not be able get full book value or market value for those assets in dispositions.
To adapt to changing markets, we plan to dispose of assets to fund new opportunities and contracts. Our assets are expensive and we may not be able to get full book or market value for those assets in dispositions.

Our products and services are disruptive to the ocean services industries, and important assumptions about the market demand, pricing, adoption rates and sales cycles with respect to our current and future products and services may be inaccurate.
Our core offering, a tetherless subsea robot, presents a new service paradigm in the ocean services markets, which are currently dominated by conventional, tethered devices. The market demand for and adoption of our offering is unproven, and important assumptions about the characteristics of targeted markets, pricing, and sales cycles may be inaccurate. Although we have engaged in ongoing dialogue with potential customers, we have few binding commitments to purchase products and services or to enter into software subscriptions. Existing or new regulatory or safety standards, or resistance by customer employees and labor unions, all of which are outside of our control, could cause delays or otherwise impair adoption of these new technologies, which will adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects. We may be required to offer products such as “augmented autonomy” solutions in order to allow for required cultural changes to occur. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. If one or more of the targeted markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be fully developed into commercial products. As a result, the financial projections in this Annual Report on Form 10-K necessarily reflect various estimates and assumptions that may not prove accurate and these projections could differ materially from actual results because of the risks included in this “Risk Factors” section, among others. If demand does not develop as expected or if we cannot accurately forecast pricing, adoption rates and sales cycles of our products, our business, results of operations and financial condition will be adversely affected.
The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.
Our core products’ benefits to customers and projected return on investment have not been substantiated through long-term trials or use. We currently have a limited frame of reference for evaluating the performance of our ocean robotic systems upon which our business prospects depend. There can be no assurance that such units will provide the expected benefit to customers. Our ocean robotic systems may not perform consistently with customers’ expectations or consistently with other robotics products that may become available. Any failure of our robotic systems and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, results of operations, cash flows, reputation and prospects. Additionally, problems and defects experienced by competitors or others in the ocean robotics market could, by association, have a negative impact on perception and customer demand for our ocean robotic systems.
Even if we successfully market our products and services, the purchase or subscription, adoption, and use of the products and services may be materially and negatively impacted if our customers resist the use and adoption of the products and services.
We have designed and developed our robotic systems with the goal of reducing operating costs and greenhouse gases via all-electric robot subsystems and the use of smaller surface vessels. Even if we successfully market our products and services to customers, the purchase or subscription, adoption, and use of the products and services may be materially and negatively impacted if our customers resist or delay their use and adoption our novel technology products and service offerings. Customers may resist or delay the adoption of our products and services for several reasons, including lack of confidence in autonomous and semi-autonomous ocean vehicles. We will spend significant time and resources on beta units of our Aquanaut for customer testing. If our customers resist or delay adoption of our ocean robotic platforms, our business, financial condition, results of operations, cash flows, reputation and prospects will be materially and adversely affected.
If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models for the foreseeable future.
If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models for the foreseeable future. We launched the Aquanaut platform in 2021 and expect to launch the commercial production versions of the Aquanaut robotic system in 2024. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units, and other factors. Such challenges may result in the delay of the anticipated commercial launch of one or more of the products and services, which would adversely affect our financial and operating results. To the extent our products and services do not meet customer expectations, or cannot be completed or manufactured or delivered on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Given that for the foreseeable future our business will depend on a limited number of product models, to the extent a particular product model is not well-received by the market, our revenue could be materially and adversely affected. This could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
We may not be able to complete or enhance our product and service offerings through our research and development efforts.
To commercially launch the commercialized aquanaut business model, we will need to continue to advance and evolve our products in response to the evolving demands of our customers in the various industries we expect to serve. We expect to launch a newer version of the Aquanaut, a mobile subsea robotic system, in 2024, which will require significant additional expenses, and we may not be successful in commercializing or marketing the associated products and services at all or within the currently expected timeline.
In addition, notwithstanding our market research efforts, our future products and services may not be accepted by customers or their employees. The success of any proposed product and service offerings will depend on numerous factors, including our ability to:
•attract, recruit and retain qualified personnel, including engineers, design and production personnel and service technicians;
•identify the preferred product and service features in multiple industries, such as offshore wind energy, defense, and subsea oil and gas and successfully incorporate those features into our products;
•develop and introduce in a timely manner proposed products and services of sufficient quality and in sufficient quantities;
•adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties; and
•demonstrate the cost savings and efficacy of our products and services.
We have managed and expect to continue to manage our product development efforts through the development of alpha units, beta units, and commercial units. If we fail to adequately communicate to customers the improvements that are expected from one development stage to the next, or if customer feedback from one development stage is not adequately reflected in the next, customers may not be persuaded of the value of our products and services. If we fail to generate demand by developing products that incorporate features desired by customers, we may fail to generate sufficient contracts to achieve or maintain profitability. We have in the past experienced, and may in the future experience, delays in various phases of product development, including during research and development, manufacturing, limited release testing, marketing, and customer education efforts. Further, delays in product development would postpone demonstrations and customer testing, which are important opportunities for customer engagement, and cause us to miss expected timelines. Such delays could cause customers to delay or forgo purchases of or subscriptions to our products and services, or to purchase or subscribe for competitors’ products and services. Even if we can successfully develop proposed products when anticipated, these products and their related services may not produce revenue in excess of the costs of development and service, and they may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products and services embodying new technologies or features.
Defects, glitches, or malfunctions in our products or the software that operates them, failure of our products to perform as expected, connectivity issues or operator errors, could result in product recalls, lower than expected return on investment for customers, and could cause harm to operators and significant safety concerns, each of which could adversely affect our results of operations, financial condition and our reputation.
The design, manufacture, and marketing of our products involve certain inherent risks. Manufacturing or design defects, glitches, malfunctions, connectivity issues between the central processing unit and peripheral vehicle subsystems, unanticipated use of our robotic systems, operator errors or inadequate disclosure of risks relating to the use of ocean robotic systems, among other things, can lead to injury, property damage, or other adverse events. We conduct extensive testing of our units, in some instances in collaboration with our customers, to ensure that any such issues can be identified and addressed in advance of commercial launch of the products. However, there can be no assurance that we will be able to identify all such issues or that, if identified, efforts to address them will be effective in all cases.
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
Our products incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. Our software may experience errors or performance problems in the future. If any part of our products’ hardware or software were to fail, the service mission could be compromised. Additionally, users may not use our products in accordance with safety protocols and training, which could amplify the risk of failure. Customers or other users also may fail to install updates and fixes to the software for several reasons, including poor connectivity or inattention. Any such occurrence could cause delays in the market acceptance of our products, damage to our reputation, or result in product recalls, increased service and warranty costs, product liability claims and loss of revenue relating to such hardware or software defects.
We anticipate that, as part of our ordinary course of business, we may be subject to product liability claims alleging defects in the design or manufacture of our products. A product liability claim, regardless of our merit or eventual outcome, could result in significant legal defense costs and high punitive damage payments. Although we maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts.
Even if our products perform properly and are used as intended, if operators sustain any injuries while using our products, we could be exposed to liability and our results of operations, financial condition, and reputation may be adversely affected.
Our products contain complex technology and must be used as designed and intended in order to operate safely and effectively. While we expect to develop a training, customer service and maintenance and servicing infrastructure to ensure users are equipped to operate our products in a safe manner, we cannot be sure that the products will ultimately be used as designed and intended. In addition, we cannot be sure that we will be able to predict all the ways in which use or misuse of the products can lead to injury or damage to property, and our training resources may not be successful at preventing all incidents. If operators were to sustain any injuries or cause any damage to property while using our products, in a manner consistent with our training and instructions or otherwise, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.
We have no experience maintaining or servicing our products at a large scale.
Under the conventional service contract model, we will be responsible for maintenance and servicing of our products. However, we have no experience providing maintenance and servicing on a global scale. We may elect to partner with one or more third parties to perform some or all of the servicing and maintenance on our products, but there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Although such servicing partners may have experience in servicing complex machinery, they will initially have limited experience in servicing our ocean vehicles. If we are unable or elect not to enter into a partnership with third parties to perform maintenance and servicing, we would be required to provide such services directly, which would significantly increase our capital expenditures and personnel costs. We would also be required to recruit and train employees to provide these services and we may not be able to attract persons with the necessary knowledge or experience to provide these services.
In addition, there can be no assurance that our service and maintenance arrangements will adequately address the service and maintenance requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of robotic systems we deliver increases. Even if we and our servicing partners have the sufficient resources and experience needed, we or they still may not adequately service or maintain the units. If we are unable to, directly or through third-party partners, roll out and establish a widespread service network, including on-site services, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our business, financial condition, results of operations, cash flows, reputation and prospects.
Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our ocean robotic systems. Customer behavior and usage may result in higher than expected maintenance and repair costs.
As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or if there is a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, financial condition, results of operations, cash flows, reputation and prospects may be materially and adversely affected.
Our ability to manufacture products of sufficient quality on schedule is unproven, and delays in the design, production and launch of our products could harm our business, financial condition, results of operations, cash flows, reputation and prospects.
Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our products. We intend to increasingly outsource the manufacturing of our ocean robotic systems to one or more third-party manufacturing partners. While this arrangement may lower operating costs, it also reduces our direct control over production and manufacturing. Such diminished control may have an adverse effect on the quality or quantity of our units, or our flexibility to respond to changing conditions.
Further, we plan to continue to retain third-party vendors and service providers to engineer, design and test some of the critical systems and components of our units. While this allows us to draw from such third parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements. Also, slower payment of vendors due to constrained capital could make access to needed equipment and consumables difficult or expensive to procure.
Our continued development and manufacturing of our commercially available robotic system, Aquanaut, and of future models of our products, are and will be subject to risks, including with respect to:
•costs to be incurred by us and/or any third-party manufacturing partners in meeting our specifications and design tolerances;
•hiring and retaining a sufficient number of qualified employees, which are challenges that have contributed to us being historically understaffed
•long- and short-term durability of our ocean robotic systems to withstand day-to-day wear and tear;
•delays in delivery of final systems and components by our suppliers;
•manufacturing of robotic systems units in excess of demand due to contractual requirements or unexpected changes in demand;
•shifts in demand for future models;
•quality controls, particularly as we plan to expand our production capabilities;
•delays or disruptions in our supply chain, or the need to order supplies in excess of demand due to batch number requirements or price thresholds;

•work stoppages, labor strikes and other labor disputes or shortages affecting us or our suppliers, third-party manufacturers and other partners; and
•other delays and cost overruns.
We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
We may seek to enter into strategic alliances, joint ventures, minority equity investments, acquisitions, collaborations and in-license arrangements. There is no guarantee that any of these partnerships or acquisitions would lead to any binding agreements or lasting or successful business relationships with third parties. If any of these relationships are established, they may subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party, and increased expenses in establishing new relationships, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.
Strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, financial condition, results of operations, cash flows, reputation and prospects could be materially adversely affected.
When appropriate opportunities arise, we have in the past, and may in the future acquire additional assets, products, technologies or businesses that are complementary to our existing business. From time to time, the sellers of these assets, products and technologies or businesses may retain limited rights to the technology that they sell to us, which in some circumstances could allow the sellers to compete with us in a limited fashion. In addition to possible stockholder approval, we may need to obtain approvals and licenses from relevant government authorities and will be required to comply with any applicable laws and regulations in connection with consummating proposed acquisitions, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations and financial results. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.
We are highly dependent on the services of our senior management and other key employees and, if we are unable to attract and retain a sufficient number of qualified employees, our ability to design, manufacture and launch our products, operate our business and compete could be harmed.
Our success depends, in part, on our ability to retain our key personnel. We expect that we will be required to increase compensation levels of senior management and key employees to remain competitive with our peers. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our business strategy. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.

We will incur significant expenses and administrative burdens as a public company which could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
We will incur significant legal, accounting and other expenses as a public company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to continue devoting a substantial amount of time to these compliance initiatives. We may need to hire additional personnel to support our operations as a public company, which will increase our operating costs in future periods. Moreover, our compliance with these rules and regulations has to date, and may in the future, involve substantially increased legal and financial costs in addition to certain activities being more time-consuming and costly. The increased costs have and may further increase our net loss. We cannot accurately predict or estimate the amount or timing of additional costs we may incur in connection with being a public company. The impact of being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our Board, or on committees of our Board or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
We may become subject to new or changing governmental regulations relating to the design, manufacturing, marketing, distribution, servicing, or use of our products, including as a result of climate change, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market, delay our projected revenues, increase costs, or make our business unviable if we are unable to modify our products to comply.
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
Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our products. Environmental regulations may require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and participate in recovery and recycling of our products or components. We are unable to predict how any future changes will impact us and if such impacts will be material to our business.
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
We may experience significant delays in the design, development, production and launch of our ocean robotic systems, which could harm our business, financial condition, results of operations, cash flows, reputation and prospects.
Our core products, including the Aquanaut, Olympic Arm and ToolKITT, will be offered to customers through direct sales, lease, and service contracts. We expect that the nature of these products will require continuous improvements and further testing throughout their product and generational lifecycles in order to innovate and develop these products fully. Commercial customer use of our core products is not expected to begin until the third quarter of 2024, and may occur later or not at all. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units and other factors. Any delay in the design, development, production and release of our products could materially damage our brand, business, financial condition, results of operations, cash flows, reputation and prospects. We may experience delays in the design, development, production and release of new products, including due to integration, safety and performance issues. To the extent we delay the commercial launch of our ocean robotic systems, our business, financial condition, results of operations, cash flows, reputation and prospects will likely be materially and adversely affected.
We have no experience to date in high-volume manufacturing of our products, nor do we have the facility, employees, or equipment needed to manufacture our products in high volume.
We intend to continue under existing agreements and/or enter into new contracts with one or more third-party manufacturers to produce our ocean vehicles. We do not know whether our future third-party manufacturers will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sourcing of component supply, which will enable us to meet the applicable quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our robotic systems. Even if we and our third-party manufacturers are successful in developing our production capability and processes and reliably source our components, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our unit commercialization schedules or in satisfaction of the requirements of existing and potential customers.
If we are unable to enter into agreements with third-party manufacturers on acceptable terms, we will need to develop our own manufacturing and production capabilities, which would significantly increase our capital expenditures and possibly delay production of our ocean robotic systems. If this were to occur, we would need to raise or borrow additional money, which may not be successful, and possibly change the anticipated pricing of our products, which would adversely affect our margins and cash flows.
Any failure to develop production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
The period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments.
Our products contain complex technology that requires multiple years of engineering and design. Therefore, the period of time from initial design of our products to obtaining binding purchase commitments from customers is long and we are subject to the risk that customers who initially expressed an interest in our products during the design phase will not enter into binding commitments. The design of our products is significantly influenced by feedback from potential customers and reflects the needs expressed by them. As a result, adapting our products to other industries or customers may require additional design, development, testing, work and expenses. We cannot be sure that we will be able to adapt our products to reflect such feedback successfully or at all. If customers who initially expressed an interest in our proposed products, and in turn influenced the design of our products, ultimately decide to not enter into binding commitments or to adopt a competitor’s technology, our business, financial condition, results of operations, cash flows, reputation and prospects would be adversely affected.
Our business, financial condition, results of operations, cash flows, reputation and prospects depend significantly on our ability to build the Nauticus brand. We may not succeed in continuing to establish, maintain and strengthen the Nauticus brand, and our brand and reputation could be harmed by negative publicity regarding us or our products.
Our business, financial condition, results of operations, cash flows, reputation and prospects are heavily dependent on our ability to develop, maintain and strengthen the Nauticus brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will depend significantly on our ability to provide high quality products and engage with our customers as intended. In addition, our ability to develop, maintain and strengthen the Nauticus brand may depend on the acceptance of our products by employees of our customers. To promote our brand, we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including the need to use traditional media including print media. If we do not develop and maintain a strong brand, our business, financial condition, results of operations, cash flows, reputation and prospects will be materially and adversely impacted.

In addition, if negative incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm perceptions and confidence in the Nauticus brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ products.
We are dependent on our suppliers, some of which are currently single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our products at prices and volume and with specifications and performance characteristics acceptable to us, could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects. We have not yet identified all of the suppliers that we are likely to rely on to support future commercialization of our core products.
We rely on third-party suppliers for the provision and development of many of the key components and materials used in our products. We have not yet identified all of the suppliers, contractors and other third parties that we are likely to rely on to support future commercialization of our core products. While we plan to obtain components from multiple sources whenever possible, some of the components used in our products may have to be purchased by us from a single source. If our third-party suppliers are unable to supply key components and materials at the required volume, our sales, revenues and profitability will likely be adversely affected. Our third-party suppliers may also not be able to meet the specifications and performance characteristics required by us, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain or maintain required certifications relating to their products that we currently or may in the future use, or unable to provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our products from our suppliers, our business would be adversely affected.
We have less negotiating leverage with suppliers than larger and more established companies and may not be able to obtain favorable pricing and other terms. For example, agreements with suppliers may include terms that are unfavorable to us, such as requirements that we order components and or manufactured units in excess of our demand due to batch number requirements or price thresholds. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
Moreover, we and our suppliers are currently experiencing increases in the cost of, and an interruption in, the supply or shortage of materials. It is unclear how long these challenges will remain. Due to the complexity of our products, each unit is expected to contain several thousand components. Difficulty securing any components and materials could result in delays in the development of these core products, which delays could be compounded if components or units require redesign or reengineering. Any sustained or further, supply interruptions or shortages could therefore prevent or delay the commercialization of our products and materially and negatively impact our business, financial condition, results of operations, cash flows, reputation and prospects. We and our suppliers use various materials in our respective businesses and products, including, for example, semiconductor chips, energy storage materials, commodity materials and specialty metal alloys, and the prices for these materials fluctuate. The available supply of some of these materials and components is currently and may continue to be unstable, depending on market conditions and global demand, and could adversely affect our business and operating results. Risks relating to our supply chain include:
•“Buy American” or other similar requirements that may be imposed on government contractors;
•an increase in the cost, or decrease in the available supply, of semiconductor chips, electrical components, commodity materials and specialty alloys;
•disruption in the supply of lithium-ion batteries due to quality issues or recalls; and
•fluctuations in the value of any foreign currencies in which manufactured parts, commercial components and related raw material purchases are or may be denominated against the U.S. dollar.
Our business is also dependent on the continued supply of lithium-ion battery cells. While we believe several sources of lithium-ion cells are available, we have to date sourced from only one supplier for our commercial production, and we may have limited flexibility in changing cell suppliers once contracted. Any disruption in the supply of battery cells from such suppliers could disrupt production of our products. Furthermore, fluctuations or shortages in raw materials or components and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices of materials, including prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased rental cost or unit sales prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and therefore materially and adversely affect our brand, image, business, financial condition, results of operations, cash flows, reputation and prospects.
Our robotic systems use bespoke lithium-ion battery cells, which, if not appropriately handled, controlled, or stored, could catch fire or vent smoke and flame.
The battery packs within our robotic systems use bespoke lithium-ion cells. If not properly handled or subjected to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While these battery packs are designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our robotic systems could occur, which could result in bodily injury or death and could subject us to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for littoral or deep sea applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business, financial condition, results of operations, cash flows, reputation and prospects.
In addition, we store lithium-ion batteries at our facilities. While we store only a limited number of such batteries at our facilities commensurate with our inventory and testing of robotic systems, any mishandling of battery cells, or any fire or other safety issue related to the cells, could disrupt our operations, and any prolonged or significant disruption would materially and adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects. Such damage or injury could also lead to adverse publicity, regulatory action, or a safety recall. In addition, the transportation and effective storage of lithium-ion batteries is also tightly regulated by the U.S. Department of Transportation and other regulatory bodies, and any failure to comply with such regulation could result in fines, loss of permits and licenses or other regulatory consequences, which could limit our ability to manufacture and deliver our robotic systems and negatively affect our business, financial condition, results of operations, cash flows, reputation and prospects.
Laws, regulations, and other legislative efforts related to climate change, environmental concerns, and health and safety could result in increased operating costs, reduced demand for our products and services, or the loss of future business.
Concerns over environmental pollution and climate change have produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an effect on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials or key components we use in our products. Environmental regulations may require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and participate in recovery and recycling of our products or components. We are unable to predict how any future changes will impact us and if such impacts will be material to our business.
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
We must also comply with extensive government laws and regulations related to, among other things, health, safety and the environment, which govern the offshore and other areas where our robotic systems operate, including vessel and port security laws. Since we have no prior history of offshore operations, we may experience difficulties meeting the compliance standards of such laws and regulations, and our inability to do so may cause us to lose prospective business and adversely affect our financial condition and results of operations. Further, environmental, health and safety and vessel and port security laws change frequently, and we may not be able to anticipate such changes or the impact of such changes. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of governmental regulation in the future. Changes in laws or regulations concerning our offshore activities, the cost or availability of insurance, and decisions by clients, governmental agencies or other industry participants could reduce demand for our services or increase our costs of operations, which could have a negative impact on our financial position, results of operations or cash flows, but we cannot reasonably or reliably estimate that such changes will occur, when they will occur or if they will impact us.
If we are unable to continue contracting with third-party manufacturing partners on terms acceptable to us, we would need to develop our own manufacturing facilities, which may not be feasible and, if feasible, would significantly increase our capital expenditures and operating expenditures, and would significantly delay or inhibit production of our robotic systems.
If we need to develop our own manufacturing and production capabilities, which may not be feasible, it would significantly increase our capital and operating expenditures and would significantly delay production of our robotic systems. This may require us to attempt to raise or borrow additional money, which may not be successful. Also, it may require us to change the anticipated pricing of our offerings, which would adversely affect our margins and cash flows. Any of the foregoing could adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects. Accordingly, investors should not place undue reliance on our statements about our production plans or their feasibility in the timeframe anticipated, or at all. We may not be able to implement our business strategy in the timeframe anticipated, or at all.
We may be unable to adequately control the costs associated with our operations.
We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and other products, establishing or expanding design, research and development, production, sales and maintenance and service facilities and building our brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, procurement costs, sales, marketing and distribution expenses as we build our brand and market our robotic systems, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. In addition, we may incur significant costs servicing, maintaining and refurbishing our robotic ocean vehicles, and we expect that the cost to repair and service our robotic systems will increase over time as our vehicles age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our robotic vehicles to meet projected performance metrics, identify and investigate new areas of demand and successfully market our robotic systems and ToolKITT subscription model, but also to sell, whether outright or through subscriptions, our ocean systems at prices needed to achieve our expected margins and control our costs, including the risks and costs associated with operating, maintaining and financing our robotic systems. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robotic systems in a cost-effective manner, our business, financial condition, results of operations, cash flows, reputation and prospects would be materially and adversely affected.
We, and any third-party manufacturing partners, and suppliers of ours, may rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We, and any third-party manufacturing partners, and suppliers of ours, may rely on complex machinery for the production and assembly of our robotic systems, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities, and those of any third-party manufacturing partners and suppliers, consist or are expected to consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our or third-party manufacturing partners’ and suppliers’ control, such as, without limitation, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, they may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.

We currently target many customers that are large corporations with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our products to these customers, our business, financial condition, results of operations, cash flows, reputation and prospects will be materially and adversely affected.
We expect that many of our potential customers will be large, multinational corporations with substantial negotiating power relative to us and, in some instances, may have internal solutions that are competitive to our products. These large, multinational corporations also have significant developmental resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing binding commitments from any of these companies will require a substantial investment of our time and resources. We cannot assure you that our products will secure binding commitments from these or other companies or that we will generate meaningful revenue from the sales of our products to these key potential customers. If our products are not selected by these large corporations or if these corporations develop or acquire competitive technology, there will be an adverse effect on our business.
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
A breakdown of the competitive landscape by Nauticus product area is as follows:
•Our untethered electric ocean robots and software platform compete with other tethered hydraulic and electric ROVs and AUVs for performing inspection, maintenance, repair, and physical interventions of ocean assets for sectors including offshore wind, oil & gas, aquaculture, port management, and defense and intel markets.
•Our underlining autonomy software platform includes modern robotics and automation technologies for autonomous navigation, manipulation, data orchestration and compression, behavior and mission execution and could face additional competition from the automotive and aerospace sectors working to solve similar challenges in different markets. At the most basic level, these software platforms are similar in nature and our software could also be applied in additional markets outside of the blue technologies and ocean services space.
•Our business model faces a multifaceted competitive landscape that not only includes long established and largely undifferentiated ocean services companies but also other emerging companies which are bringing new approaches to the markets targeted by us and may evolve to a competitive stature in these markets. We also face competition from bluetech software companies, and as we expand into different markets, we could face more boarder competition from autonomy software automotive companies if/as they diversify into the ocean markets.
•Our robotic platforms also compete with other unmanned vehicles manufactured or otherwise offered by companies and traditional automation and robotics companies.
These companies have products that are commercially available and in development. We expect some products currently in development to become commercially available in the next few years and present a competitive threat to our products.
Our competitor base may change or expand as we continue to develop and commercialize our robotic systems in the future. The above mentioned or other competitors may develop new technologies or products that provide superior results to customers or that are less expensive than our products. Such developments could weaken the competitiveness of our technologies and products.
Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. We compete against numerous large and well-funded competitors that are capable of rapidly investing capital in our target markets. In addition, potential customers could have long-standing or contractual relationships with competitors. Potential customers may be reluctant to adopt our products, particularly if they compete with or have the potential to compete with, or diminish the need/utilization of products or technologies supported through these existing relationships. If we are not able to compete effectively, our business, financial condition, results of operations, cash flows, reputation and prospects will be negatively impacted.
In addition, because we operate in a new market, the actions of our competitors could adversely affect our business. Adverse events such as product defects or legal claims with respect to competing or similar products could cause reputational harm to the ocean robotics market on the whole and, accordingly, to our business.
Our target markets are largely international and require skills, knowledge and competencies in foreign exchange, taxation, legal, export controls, anti-bribery and other fields. We have only recently added personnel with the necessary skills to oversee these risks and the ability is concentrated in few individuals.
Our target markets are largely international and require skills, knowledge and competencies in foreign exchange, taxation, legal, export controls, anti-bribery and other fields. We have only recently added personnel with the necessary skills to oversee these risks and the ability is concentrated in few individuals.
Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new robotic systems, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Additionally, our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new robotic systems or introduce existing robotic systems to new markets for the first time. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time.
If we fail to implement or maintain appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels.
The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. This assessment includes disclosure of any material weaknesses identified by our management in its assessment of and report on our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, evaluation, re-evaluation and/or testing, and possible remediation. Evaluating, re-evaluating and/or testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.
Our evaluation and, once we are no longer an emerging growth company, testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.
Ineffective disclosure controls and procedures and internal control over financial reporting could harm our reputation and cause investors to lose confidence in our reported financial and other information, which could cause the market price of our securities to decline and possibly subject us to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.
We expect that the requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and listing standards of Nasdaq will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the requisite timeframes, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected.
Our current controls and any new controls that we develop may be inadequate because of changes in conditions of our business. Further, weaknesses in our internal controls have been identified in connection with the preparation of financial statements for the years ended December 31, 2023 and 2022 and may be discovered in the future. During 2023, we hired additional accounting and financial personnel to help strengthen our internal controls to remediate the weakness. We strengthened internal controls over financial reporting by implementing an ERP system, a software used to automate business processes, containing workflows and business rules that ensure process is followed by approved policies, roles, and procedures. The resulting fully integrated system will enhance financial reporting and transactional interfaces. We are continuing to remediate the material weakness by formally documenting the system of controls we have in place and the segregation of duties, specifically in relation to formal system-based roles. A testing plan which will be reviewed and signed off quarterly is expected to be in place prior to the end of the second quarter of 2024.
Further, management has remediated the continued material weakness, specifically in relation to the accounting for complex transactions and contracts of the Company, as described in further detail elsewhere herein, and to enhance our overall control environment. Our remediation plan included enhancing our contract review process, particularly in the context of complex agreements and transactions, as well as internal communications in connection therewith, in addition to continuing our engagement of third-party specialists to assist with accounting, valuation, and financial reporting functions in relation to significant contracts, agreements and complex transactions. The Audit Committee is monitoring, and receives regular reports on the progress of, management’s remediation efforts.
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations with respect to the effectiveness of our disclosure controls and procedures and internal control over financial reporting, as well as annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting which, when we are no longer an emerging growth company, we will be required under Section 404 to include in our annual periodic reports filed with the SEC.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs, and significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase operating costs and could materially and adversely affect our ability to operate our business.

Our independent registered public accounting firm currently is not and will not be required to formally attest to the effectiveness of internal control over financial reporting until after we are no longer an emerging growth company. Once attestation reports are required by reason of us no longer being an emerging growth company, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
We had negative cash flow from operating activities of $21.7 million and $37.3 million for the years ended December 31, 2023, and 2022, respectively. We expect to continue to have negative cash flow from operating and investing activities for the remainder of 2024. We expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales, engage in development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.
Our ability to use net operating loss carryforwards to offset future income is subject to limitation and risk that could further limit our ability to utilize our net operating losses.
As of December 31, 2023, we had federal net operating losses (“NOLs”) of approximately $74.4 million, of which about $646,000 begin to expire in 2035 and the remainder have no expiration. Under current law, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.
In addition, the NOLs are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Code, these federal NOLs and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize NOLs and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our NOLs and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
We expect to continue to incur R&D costs and devote resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products that achieve market acceptance. We plan to incur substantial, and potentially increasing, R&D costs as part of our efforts to design, develop, manufacture, and commercialize new products and enhance existing products. Our R&D expenses were $1.4 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Further, our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

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
Under the terms of the engagement letter between CLAQ and Cowen and Company, LLC (“Cowen”), notwithstanding Cowen’s resignation and the termination of such agreement in August 2022, we are obligated to indemnify and hold harmless Cowen and its officers, directors, employees and agents from and against any losses and claims arising in any manner out of or in connection with the services that Cowen provided to us thereunder. Accordingly, if any claims, litigation, disputes or other legal proceedings are brought by third parties against Cowen in relation to the services it provided to us, we will be liable to pay for or reimburse Cowen for the losses and costs it incurs unless the losses and costs are finally judicially determined to have resulted from the gross negligence or willful misconduct of Cowen or its officers, directors, employees and agents.
The defense of any such lawsuits, even if they are unmerited and whether or not we ultimately prevail, may divert management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations.
We are subject to evolving laws, regulations, standards and policies, as well as contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects.
We are subject to or affected by a number of U.S. federal, state and local and non-U.S. laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information, including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change, and new laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Mandatory disclosures relating to security breaches are costly, could lead to negative publicity, result in penalties, fines, or litigation, cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.
Our privacy policy regarding our collection, processing, use and disclosure of personal information and/or other confidential information is published on our website. Although we endeavor to comply with our published policies, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, including if our employees, contractors, service providers or vendors fail to comply with our policies and other requirements. Such failures can subject us to potential action by governmental or regulatory authorities if they are found to be deceptive, unfair, or misrepresentation of our actual practices. Any actual or perceived inability of the Company to adequately address privacy and security concerns or comply with applicable laws, rules and regulations relating to privacy, data protection or data security, or applicable privacy notices, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities. Any such claims or other proceedings could be expensive and time-consuming to defend and could result in adverse publicity. Any of the foregoing may have an adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
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
We are at risk for interruptions, outages and/or breaches, as applicable of: our operational systems, including business, financial, accounting, product development, data processing or production processes, and those of our third-party vendors or suppliers; our facility security systems, and those of our third-party vendors or suppliers; our transmission control modules or other in-product technology, and those of our third-party vendors or suppliers; the integrated software in our units and the customer data that we process or that our third-party vendors or suppliers process on our behalf. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could, among other things, materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our units. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.
We plan to include product services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance performance, as well as for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Such systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We intend to use our product services and functionality to log information about each unit’s use in order to aid us in diagnostics and servicing. Our customers may object to the use of this data, which may require us to implement new or modified data handling policies and mechanisms, increase our unit maintenance costs and costs associated with data processing and handling, and significantly harm our business, financial condition, results of operations, cash flows, reputation and prospects.
Although we are in the process of implementing certain systems and processes that are designed to protect our data and systems, to the extent same are within our control, and to prevent data loss, and other security breaches and security incidents, these security measures cannot guarantee security. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and third parties may be able to access data, including personal data and other sensitive and proprietary data, as well as that of our customers, collaborators and partners, our employees’ personal data, or other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.
Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies, manufacture, deploy, deliver and service our units, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors and suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
Any actual or perceived security breach or security incident, or any systems outages or other disruption to systems used in our business, could interrupt our operations, result in loss or improper access to, or acquisition or disclosure of, data or a loss of intellectual property protection, harm our reputation and competitive position, reduce demand for our products, damage our relationships with customers, partners, collaborators, or others, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, and any such incidents or any perception that our security measures are inadequate could lead to loss of confidence in us and harm to our reputation, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. We expect to incur significant costs in connection with our efforts to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and may face increased costs and be required to expend substantial resources in the event of an actual or perceived privacy or security breach or other security incident.
We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We could face criminal liability and other serious consequences for violations of such laws and regulations, which would harm our business, financial condition, results of operations, cash flows, reputation and prospects.
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
From time to time we have direct and indirect interactions with foreign officials, including in furtherance of sales to governmental entities in non-U.S. countries. We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees or these third parties, even if we do not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, there can be no assurance that all of our employees, business partners, third-party intermediaries, representatives, and agents will not take actions in violation of our policies and/or applicable laws and regulations, and we may be ultimately held responsible for any such violations. Our liability exposure relating to potential violations of these and laws and regulations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Any violations of the laws and regulations described above may result in whistleblower complaints, adverse media coverage, investigations, substantial civil and criminal fines and penalties, damages, settlements, prosecution, enforcement actions, imprisonment, the loss of export or import privileges, suspension or debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences, any of which could adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects. In addition, responding to any investigation or other proceeding would likely involve a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to governmental export and import controls and other laws and regulations that could subject us to liability in the event of noncompliance.
Our products are subject to export/import control, and economic sanctions laws and regulations, including the U.S. Export Administration Regulations (“EAR”), U.S. Customs and Border Protection regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our robotic systems and technology must be in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible managers/employees; and, in extreme cases, the incarceration of responsible employees or managers.
Moreover, international sales of certain of our products are subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations (“ITAR”) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our products or if the clearance process is burdensome and costly, our ability to generate revenue would be adversely affected.
In addition, changes to our ocean robotic systems, or changes in applicable export/import control or economic sanctions laws and regulations may delay in the introduction and sale of our robotic systems and solutions or, in some cases, prevent the export or import of our robotic systems to certain countries, governments, or persons altogether. Compliance with such laws and regulations may be costly and require time and attention from our management. Any change in export/import controls or economic sanctions laws and regulations, or shift in the scope of enforcement of existing laws and regulations, or change in the countries, governments, persons, or technologies covered by such laws and regulations, could also result in decreased use of our robotic systems, as well as our decreased ability to export or market our robotic systems to potential customers. Any decreased use of our robotic systems, and any limitation on our ability to export or market our robotic systems would likely adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects.
Our management team has and will continue to have broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that our management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.
Our management has and will continue to have broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded solution offerings, potential acquisitions, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. Management’s failure to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of the Common Stock to decline.
As part of growing our business, we have made and may undertake acquisitions, from time to time. If we fail to successfully select, execute, or integrate our acquisitions, our business, results of operations and financial condition could be materially adversely affected, and our stock price could decline.
Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.
From time to time, we may undertake acquisitions to add new products and technologies, acquire talent, gain new sales channels, or enter into new markets or sales territories. In addition to possible stockholder approval, we may need to obtain approvals and licenses from relevant government authorities and will be required to comply with any applicable laws and regulations in connection with consummating proposed acquisitions, and a failure to obtain such approvals and licenses could result in delays and increased costs and may disrupt our business strategy. Furthermore, acquisitions and the subsequent integration of new assets, businesses, key personnel, customers, vendors, and suppliers require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to potential unknown liabilities of an acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.
Any acquisitions, partnerships, or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
From time to time, we may evaluate potential strategic acquisitions of businesses and other transactions, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership, and joint venture candidates. In addition, we may not be able to continue the operational success of acquired businesses or successfully integrate and/or finance any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or impairments of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in business conflicts. Any such acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with debt proceeds, may increase our indebtedness. Further, depending on market conditions, investor perceptions of the Company and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any such acquisition, partnership, or joint venture will not have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to adapt to and satisfy customer demands in a timely and cost-effective manner, our ability to grow our business may suffer.
The success of our business depends in part on effectively engineering and implementing technologies related to subsea and surface vessels, (including ROVs), subsea robotic manipulators, and AI-based, full-stack vehicle control and manipulation software. These technologies are packaged for commercial and defense customers in products that provide innovative solutions to challenges in a large majority of maritime markets including subsea energy, offshore wind, and defense applications. If for any reason we are unable to continue to design. develop and manufacture our products as planned or provide the services and products that our customers expect from us, this could have a material adverse effect on our business, financial condition, and results of operations. If our current or future product and service offerings do not meet expected performance or quality standards, including with respect to customer satisfaction, this could cause operational delays. In addition, any delay in manufacturing new products as planned could increase costs and cause our products and services to be less attractive to potential new customers. Further, certain governmental bodies may have priority with respect to the use of our products and services for national defense reasons, which may impact our cadence of producing and selling products and offering services to other customers. Any production, operational or manufacturing delays or other unplanned changes to our ability to design, develop and manufacture our products or offer our services could have a material adverse effect on our business, financial condition, and results of operations.
If we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity, and/or personnel needs, our business could be seriously harmed.
The timing, length, and severity of the up-and-down cycles in the commercial subsea, ocean surface, and defense industries are difficult to predict. The cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expenses. During down cycles in such industries, the financial results of our customers may be negatively impacted, which could result not only in a decrease in demand for our products and services but also a weakening of our customers’ financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower-than-expected revenue levels, operating results may be adversely affected, and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees, and if we fail to do so, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance we will be able to satisfactorily respond in a timely manner to industry cycles. Each of the foregoing factors could adversely impact our operating results and financial condition.
Our systems, products, and related equipment may have shorter useful lives than we anticipate.
Our growth strategy depends in part on developing systems and products. These systems, products and related equipment will have a limited useful life. While we intend to design our systems and products to have a certain lifespan corresponding to a number of cycles, there can be no assurance as to the actual operational life of a system, product or related equipment, or that the operational life of individual components thereof, will be consistent with its design life. A number of factors will impact the useful lives of our products and systems, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, and the occurrence of any anomaly or series of anomalies or other risks associated with their planned use. In addition, any improvements in technology may make our existing systems, products, designs, or any component of our systems and products obsolete prior to the end of their intended useful lives. If our systems, products and/or related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our follow-on work and in obtaining new business, which would have a material adverse effect on our business, financial condition, and results of operations. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our products and related equipment using less of our currently installed equipment, which could render our existing inventory obsolete.
Risks Related to Government Contracts
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations and requirements could adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects. Early termination of customer contracts or contract penalties could adversely affect our results of operations.
We design, develop, and manufacture technologically advanced and innovative products and services, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, an inability to achieve learning curve assumptions, or the manufacturing of materials or components could prevent us from meeting our contractual requirements. Either we or the customer may generally terminate a contract as a result of a material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements set forth in a given contract, the other party thereto may terminate such contract by reason of our default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached our contractual obligations, we may face various situations from time to time that require or otherwise result in the amendment or termination of a contract. Any such amendment or termination could result in significant current period charges and/or reductions in current or future revenue, and/or delays in collection of outstanding receivables and costs incurred under the contract. Other factors that may affect revenue and profitability include inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management’s focus in responding to unforeseen problems, and loss of follow-on work.
We rely on a limited number of suppliers for certain raw materials and supplied components, which has caused and may continue to cause supply chain disruptions. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing, design, and operating needs on favorable terms or at all, which could impair our ability to fulfill our orders in a timely manner or increase our costs of design and production.
Our ability to produce, develop and offer our current and future systems, and products, technologies and services and other components needed in our operations is dependent upon sufficient availability of raw materials and supplied components, which we secure from a limited number of suppliers. As disclosed herein, this has caused and may continue to cause supply chain disruptions. Global supply chains have recently experienced disruption as a result of industry capacity constraints, material availability and global logistics delays arising from transportation capacity of ocean shipping containers. Our reliance on suppliers to secure raw materials and supplied components has exposed us and may continue to expose us to volatility in the prices and availability of these materials. We may not be able to obtain sufficient supplies of raw materials or supplied components on favorable terms or at all, which could result in increased costs and/or delays in the manufacturing of our systems and products, development of our technologies and offering of our services.
In addition, we may in the future experience delays in manufacturing or disruptions to our operations as we go through the requalification process with any replacement third-party supplier, as well as by reason of the requirements and limitations imposed by ITAR, EAR, or other restrictions on transfers of sensitive technologies. Moreover, the imposition of tariffs on raw materials or supplied components could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, challenges associated with any necessary use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost-efficient, timely manner and could cause us to experience cancellations or delays of scheduled missions, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition and results of operations.
To date, we have experienced supply chain impacts, particularly in electronic components, that have delayed ongoing projects. In response, we have made efforts to expand our supplier base to locate and source project materials to mitigate procurement delays.
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
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for each upcoming U.S. government fiscal year and thereafter due to many factors, including but not limited to, changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:
•The U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate;
•U.S. government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. government spending priorities and levels; and
•We may experience declines in revenue, profitability, and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state, and local governments.
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
We pursue U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.
Over its lifetime, a U.S. government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. government programs is subject to U.S. Congressional appropriations. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. Although multi-year contracts may be authorized and appropriated in connection with major procurement, the U.S. Congress generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as the U.S. Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased, or reduced as part of the annual appropriations process ultimately approved by the U.S. Congress and the President of the United States or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.
Generally, U.S. government contracts are subject to oversight audits by U.S. government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we cannot predict the outcome of any future audits and adjustments, and we may be required to materially reduce our recorded revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. government contracting or subcontracting for a period of time or indefinitely.
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
Failure to comply with applicable regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. government contracting or subcontracting for a period of time or indefinitely. Among the causes for debarment are violations of various laws and regulations, including those related to procurement integrity, export control (including ITAR), U.S. government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. government contract or relationship as a result of any of these violations would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. government contracts.
The terms of certain of our current and likely future contracts are highly sensitive and we are limited in our ability to disclose such terms.
Our success, in large part, depends on our ability to maintain protection over the terms of certain of our current and likely future contracts and agreements, each of which is or will be highly negotiated and contain sensitive information that, if publicly disclosed, would benefit our and our partners’ competitors and harm our and our partners’ commercial interests. We are limited in our ability to disclose the terms of these agreements, including terms that may affect our expected cash flows or the value of any collateral, and have taken precautions to protect the disclosure of the sensitive information in such agreements. If the terms of these agreements were to be disclosed, our ability to compete could be hindered and our relationships with our partners could be damaged, both of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our relationships with our partners could also be damaged, and they may take legal action against us, if they believe that we have disclosed any terms of these agreements without their prior consent.
For the reasons discussed above, the nature of current and future contracts with the U.S. government will limit our ability to disclose sensitive terms such as contract scope, schedules, and budgets, and, in some cases, the specific end user.
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
Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
•specialized disclosure and accounting requirements unique to government contracts;
•financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
•public disclosures of certain contract and company information; and
•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.
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
Risks Related to Our Securities
We may issue a significant number of shares or equity-linked securities in the future in connection with investments or acquisitions.
We may issue securities in the future in connection with investments or acquisitions or otherwise. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders. Because we became a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties. Because we became a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there was no independent third-party underwriter involved in the going public process of the combined company, and, accordingly, our stockholders did not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in an initial public securities offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors of the company and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions. Because there was no independent third-party underwriter involved in the Business Combination, you must rely on the information included in this Annual Report on Form 10-K. Although CLAQ performed a due diligence review and investigation of Legacy Nauticus in connection with the Business Combination, the lack of an independent due diligence review and investigation may involve an increased risk of an investment in us because CLAQ’s due diligence review and investigation may not have uncovered facts that would be important to a potential investor.
In addition, because we did not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or maybe less likely to provide, coverage of the Company. Investment banks may also be less likely to agree to underwrite primary or secondary public offerings on behalf of us than they otherwise might have been had we become a public reporting company by means of a traditional underwritten initial public offering, including in the event they are less familiar with the Company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for our Common Stock could have an adverse effect on our ability to develop a liquid market for our Common Stock. See “—Risks Related to Our Securities—If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.”
If certain holders of Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our Common Stock and such holders still may receive significant proceeds.

As of the date of this Annual Report on Form 10-K, the market price of our Common Stock is below $10.00 per share, which was the price per share of Common Stock sold in the IPO and the per share price of the shares of Common Stock sold to certain investors in the Equity Financing. See “—Currently, outstanding Public Warrants, Private Warrants, SPA Warrants and New SPA Warrants are exercisable for shares of Common Stock. Additionally, the Debentures are currently convertible. Any future exercise of such warrants or conversion of the Debentures would increase the number of shares of Common Stock eligible for future resale in the public market and result in dilution to our stockholders.” This potential negative impact may be heightened by the fact that certain of our stockholders, including the Selling Security holders, purchased, have been issued, or may acquire shares of our Common Stock at prices below the current trading price of our Common Stock. In particular, the Founder Shares were purchased at an effective price of $0.006 per share.
The market price of our Common Stock is volatile, and you may lose some or all of your investment.
The market price of our Common Stock has been and is likely to continue to be volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations regarding the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•the inability to maintain the listing of shares of Common Stock on Nasdaq;
•the inability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, and retain our key employees;
•declines in the market prices of stocks generally;
•strategic actions (or inaction) by us or our competitors, including lack of action;
•announcements by us or our competitors of significant contracts, product development, acquisitions, joint ventures, other strategic relationships or capital commitments;
•the gain or loss of key personnel;
•changes in general economic or market conditions or trends in Nauticus’ industry or target markets, including as a result of a general economic slowdown or a recession, increased interest rates and changes in monetary policy or inflationary pressures;
•changes in business or regulatory conditions, include new laws or regulations or new interpretations of existing laws or regulations applicable to us;
•litigation involving Nauticus, its industry, or both, or investigations by regulators into our or our competitors’ operations;
•risks relating to the uncertainty of our projected financial information; and
•risks related to the organic and inorganic growth of our business and the timing of expected business milestones.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Wide-ranging market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

If we are unable to regain and maintain compliance with Nasdaq’s listing criteria, including their minimum bid price rule and minimum market value requirement, Nasdaq may delist the Company’s stock.
The Company’s common stock is currently listed on the Nasdaq. On January 22, 2024, the Company received written notice from Nasdaq notifying it that the average closing bid price of the Company's shares of common stock was below the minimum closing bid price of $1 per share during the last 30 consecutive trading days, as required for continued listing on the Nasdaq under Nasdaq's listing rules. On February 15, 2024, the Company received written notice from Nasdaq notifying it that the market value of the listed securities of the Company had not met the minimum $35 million requirement for the previous 30 business days, as required for continued listing on the Nasdaq under Nasdaq Listing Rule 5550(b)(2). The notices have no immediate impact on the listing of the Company’s common stock and warrants, which will continue to be listed and trade on Nasdaq subject to the Company’s continued compliance with the other listing requirements of Nasdaq Rules.
In the future, if the Company is not able to meet the continued listing requirements of the Nasdaq, which require, among other things, that the minimum bid price of the Company’s common stock must be $1.00 or more for ten consecutive business days in the 180 day cure period from the date of a deficiency notice and either minimum stockholders' equity of at least $2.5 million, market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recent fiscal year or in two of the last three fiscal years, the Company’s common stock may be delisted. A delisting of the Company’s common stock could negatively impact the Company by, among other things, reduce the liquidity and market price of its common stock; reduce the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact its ability to raise equity financing; decrease the amount of news and analyst coverage of the Company; and limit the Company’s ability to issue additional securities or obtain additional financing in future. In addition, delisting from the Nasdaq might negatively impact the Company’s reputation and, as a consequence, its business, operating results, cash flows, financial condition or securities. As of the date of filing our consolidated financial statements, the Company’s common stock price is less than $1.00 and the market value of listed securities is below $35 million.
Volatility in our share price could subject us to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, or following periods of market volatility generally. If we were involved in securities litigation, it could result in substantial costs and divert management’s attention and resources, which, regardless of the outcome of any such litigation, could harm our business.
If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.
The trading market for our Common Stock depends, in part, on the research and reports that securities or industry analysts publish about us. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Common Stock or change their opinion, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to significantly decline.
Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of shares of Common Stock owned by you would be your sole source of gain on an investment in such shares for the foreseeable future.
We are an emerging growth company, and smaller reporting company and as such are subject to various risks unique only to emerging growth companies, including, but not limited to, risks associated with taking advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could, among other things, make our securities less attractive to investors and may make it more difficult to compare our performance with certain public companies.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the IPO, which occurred on July 19, 2021, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period.
As an emerging growth company, we are not required, among other things, to comply with the auditor attestation requirements of Section 404, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. Further, pursuant to Section 102(b)(1) of the JOBS Act, emerging growth companies may be exempted from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. Under Section 107 of the JOBS Act, an emerging growth company can elect to opt out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not be required to adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We will remain a smaller reporting company, and thus may take advantage of certain of the scaled disclosures available to smaller reporting companies, until the last day of the fiscal year in which (i) the market value of our common equity held by non-affiliates equals or exceeds $250 million as of the last business day of our most recently completed second fiscal quarter or (ii) (a) the market value of our common equity held by non-affiliates equals or exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and (b) our annual revenues as of our most recent fiscal year completed before the last business day of such second fiscal quarter equaled or exceeded $100 million. To the extent we take advantage of such reduced disclosure obligations, it may make comparison of our financial statements with other public companies difficult or impossible.
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
The exercise price of the Public Warrants and Private Warrants is $11.50 per share, subject to adjustment. Pursuant to the Letter Agreements, the exercise price of the SPA Warrants was lowered to a weighted average of $3.28 per share, with multiple tranches priced between $2.04 and $4.64 per share, subject to adjustment. In addition, the exercise price of the New SPA Warrants is $20.00 per-share, subject to adjustment. There can be no assurance that our outstanding warrants, in particular the Public Warrants, Private Warrants, and New SPA Warrants, will ever be in the money prior to their expiration and, as such, such warrants may expire worthless.
The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Public Warrants and Private Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.
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
This choice-of-forum provision may limit the ability of warrant holders to bring a claim in a judicial forum that they find favorable for disputes with the Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board. These limitations do not apply to the SPA Warrants or New SPA Warrants.
Currently outstanding Public Warrants, Private Warrants, SPA Warrants and New SPA Warrants are exercisable for shares of Common Stock. Additionally, the Debentures are currently convertible. Any future exercise of such warrants or conversion of the Debentures would increase the number of shares of Common Stock eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Public Warrants and Private Warrants to purchase an aggregate 15,799,991 shares of Common Stock (8,624,991 Public Warrant Shares and 7,175,000 Private Warrant Shares) are currently exercisable. Each Public Warrant and Private Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The Debentures are convertible, at the election of each holder thereof, for an aggregate 95,670,851 shares of Common Stock, assuming a conversion price of $0.4582 and approval of the recent transactions by our shareholders. In addition, the debt under the term loans closed in September 2023 and January 2024 are convertible into 2,674,691 shares at a conversion price of $6.00 and 18,664,024 shares at a conversion price of $0.4582 respectively.

The Public Warrants, Private Warrants, and SPA Warrants may be exercised for, and the Debentures and debentures under the term loans may be converted into, only a whole number of shares of Common Stock. To the extent any (i) outstanding Public Warrants, Private Warrants, SPA Warrants or New SPA Warrants are exercised; (ii) Debentures are converted; (iii) outstanding Nauticus Options are exercised; or (iv) Earnout Shares are released, additional shares of

Common Stock will be issued, which will result in dilution to the then-existing holders of our Common Stock and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of shares of Common Stock in the public market could adversely affect the market price of our Common Stock.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Program
We have implemented a cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of safeguards, such as: password protection; multi-factor authentication; monitoring and alerting systems for internal and external threats; and regular evaluations of our cybersecurity program.
We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider. We use a number of means to assess cyber risks related to our third-party service providers, including conducting due diligence in connection with onboarding new vendors. We also seek to include appropriate security terms in our contracts, where applicable as part of our oversight of third-party providers.
Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
We maintain an incident response program. In the event of a cybersecurity incident, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements. We maintain a Cybersecurity Policy, which includes an Incident Response Plan in the event of a significant cybersecurity incident. In the event of a significant cybersecurity incident, our IT Director will chair an incident response team to handle the incident. Such incident response team will include members of IT, finance (if applicable), legal, communications, human resources and any affected unit or department. IT, along with a designated forensic team, will use the Incident Response Plan to guide the response.
Governance
Management Oversight
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our IT Director. Our IT Director has over 10 years of experience addressing cybersecurity risks. Our IT Director is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our Chief Technology Officer oversees the IT Director and briefs our board of directors on cybersecurity matters, including the nature and design of our cybersecurity program, and threats, events, and program enhancements.
Board Oversight
In its oversight role, our board of directors is expected to specifically consider risks, including with respect to privacy, information technology and cybersecurity and threats to technology infrastructure.
On a regular basis, our IT Director will report to our board of directors on cybersecurity matters, including key risks, the potential impact of those exposures on our business, financial condition, results of operations, cash flows, reputation and prospects, and the programs and steps implemented by our management team to monitor and mitigate risks.

Cybersecurity Risks
Our cybersecurity risk management processes are integrated into our overall approach to risk management. Given our nature and size, we do not have a dedicated enterprise risk function, but our management team regularly considers and evaluates risks. As part of that risk management process, our management team identifies, assesses and evaluates risks impacting our operations, including those risks related to cybersecurity, and raise them for internal discussion, and where it is determined to be appropriate, issues are also raised to our board of directors for consideration.
As of the date of this Annual Report on Form 10-K, we are not aware of any previous cybersecurity incidents that have materially affected our business, financial condition, results of operations, cash flows, reputation and prospects or that are reasonably likely to have such a material effect. While we have implemented a cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information regarding risks relating to privacy and cybersecurity, see “Item 1A—Risk Factors—Risks Related to Our Business.”
Item 2. Properties
We operate in a corporate and manufacturing facility in Webster, Texas, USA. We currently occupy a facility that has approximately 30,000 square feet of office, development, and manufacturing space pursuant to a lease that we expect will expire in April 2027. We believe our current office space is adequate for our current operations. Should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that we believe is material to ongoing operations as of December 31, 2023.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on The Nasdaq Capital Market under the symbol “KITT.” Our redeemable warrants are quoted on The Nasdaq Capital Market under the symbol “KITTW.”
Shareholders
As of the date of this report, there are approximately 37 shareholders of record of our common stock based upon our transfer agent’s report. Because many of our shares of common stock are held by brokers and other nominees on behalf of shareholders, including in trust, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.
Warrants
At December 31, 2023, there were 43,524,241 warrants outstanding, including the SPA Warrants, for the purchase of Company common stock. Refer to Note 12 to the consolidated financial statements included in this annual report for additional information relating to outstanding warrants.
Equity Compensation Plans
On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our Board ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. At December 31, 2023, 7,651,662 equity units were available for future grants under the Omnibus Incentive Plan.
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
At December 31, 2023, there were 3,011,247 options outstanding for the purchase of Company common stock. Refer to Note 13 to the consolidated financial statements included in this annual report for additional information relating to outstanding options.
At December 31, 2023, there were 2,371,973 restricted stock units outstanding for the right to receive one share of Company common stock. Refer to Note 13 to the consolidated financial statements included in this annual report for additional information relating to restricted stock units.
Recent Sales of Unregistered Securities
We sold $700,000 of our equity securities within the fourth quarter of the fiscal year covered by the report.
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
Overview
Nauticus Robotics, Inc. (the “Company,” “our,” “us” or “we”) is a developer of ocean robots, cloud software and services delivered to the ocean industry. We were initially incorporated as CleanTech Acquisition Corp. (“CLAQ”) under the laws of the State of Delaware on June 18, 2020. The Company’s principal corporate offices are located in Webster, Texas. Our services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, as well as to improve offshore health, safety, and environmental exposure.
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
Basis of Presentation – The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The Business Combination was accounted for as a reverse business combination with Nauticus Robotics Holdings, Inc. as the accounting acquirer and CLAQ as the accounting acquiree. For the year ended December 31, 2022, our audited consolidated financial statements reflect the financial condition, results of operations, cash flows and changes in stockholders’ equity (deficit) of Nauticus Robotics Holdings for periods until September 9, 2022, the Closing Date of the Business Combination, and the consolidated results of operations, cash flows and changes in stockholders’ equity (deficit) of Nauticus Robotics, Inc. and its consolidated subsidiary, Nauticus Robotics Holdings for the period from September 10, 2022 through December 31, 2022. All intercompany balances and transactions have been eliminated in preparation of these consolidated financial statements.
Liquidity — Total cash and cash equivalents on hand as of December 31, 2023 was $753,398. The Company has incurred recurring losses each year since its inception. The Company continues to develop its principal products and conduct research and development activities. Supply chain disruptions instigated production delays and have continued to impact the Company’s ability to deploy its products and realize rental or product sale revenues. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. We do not have any commitments for equity funding at this time, and additional funding may not be available to us on favorable terms, if at all. If additional financing is not raised, it would likely lead to the company reducing discretionary spending and other cost cutting measures. The Company has embarked on cost-cutting measures to continue to preserve cash. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which a current investor has committed to the Company, so the Company believes with the support that there will be sufficient resources to continue as a going concern within one year after the date that the consolidated financial statements contained in this Annual Report are issued.
See the sections entitled “Risks Related to Our Business and Industry — Almost all our revenues in 2022 and 2023 were derived from three customers. A substantial portion of our current revenue is generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks,” “Risks Related to Our Business and Industry — Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends,” “Risks Related to Our Business and Industry — With our service offering still being commercialized at a large scale, we have limited current customers, and there is no assurance that expected customer demand will result in binding orders or subscriptions,” “Risks Related to Our Business and Industry — If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models for the foreseeable future,” “Risks Related to Our Business and Industry — We may be unable to adequately control the costs associated with our operations.”

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table sets forth summarized consolidated financial information:

	For The Year Ended December 31,		Change $	Change %
	2023	2022
Revenue
Service	$6,605,852	$11,210,559	$(4,604,707)	-41%
Service - related party	500	224,400	(223,900)	-100%
Total revenue	6,606,352	11,434,959	(4,828,607)	-42%

Costs and Expenses
Cost of revenue (exclusive of items shown separately below)	11,928,931	11,863,862	65,069	1%
Depreciation	729,412	516,949	212,463	41%
Research and development	1,399,560	2,376,912	(977,352)	-41%
General and administrative	18,271,832	15,040,603	3,231,229	21%
Severance	1,476,636	15,962	1,460,674	9151%
Impairment of property and equipment	25,354,791	-	25,354,791	-%
Loss on contract	2,542,913	-	2,542,913	-%
Total costs and expenses	61,704,075	29,814,288	31,889,787	107%

Operating loss	(55,097,723)	(18,379,329)	(36,718,394)	200%

Other (income) expense:
Other expense (income), net	627,580	(33,247)	660,827	-1988%
Loss on lease termination	453,162	-	453,162	-%
Foreign currency transaction loss (gain)	44,020	(260,615)	304,635	-117%
Loss on exchange of warrants	590,266	-	590,266	-%
Change in fair value of warrant liabilities	(14,902,427)	6,461,087	(21,363,514)	-331%
Interest expense, net	8,776,277	3,714,017	5,062,260	136%
Total other (income) expense, net	(4,411,122)	9,881,242	(14,292,364)	-145%

Net loss	$(50,686,601)	$(28,260,571)	$(22,426,030)	79%

Revenue. For the year ended December 31, 2023, net revenue decreased by $4,828,607, or 42%, as compared to 2022. The decrease in revenue is primarily attributable to the reduction in government contracts in 2023.
Cost of revenue. For the year ended December 31, 2023, cost of revenue increased by $65,069, or 1% as compared to 2022. The decrease is partially related to the decline in activity offset by increased equipment, facility and direct travel costs.
Depreciation. For the year ended December 31, 2023, depreciation increased by $212,463, or 41%, as compared to 2022 primarily due to increased investment in operational assets.
Research and development. For the year ended December 31, 2023, total research and development expenses decreased by $977,352, or 41%, as compared to 2022. The decrease was due primarily to the Company meeting technological feasibility on both hardware and software development that has been capitalized throughout fiscal year 2023.

General and administrative. For the year ended December 31, 2023, total general and administrative expenses increased by $3,231,229 or 21%, as compared to 2022. General and administrative expenses increased primarily due to an increase in company headcount, sales and marketing expenses, professional fees and other costs associated with being a public company.
Impairment of property and equipment. For the year ended December 31, 2023, impairment of property and equipment increased by $25,354,791 and related mainly to partial impairment of the Aquanaut vehicles, Olympic Arms and Hydronaut vessels. The fair value of the Aquanaut Mark 2 vehicles was determined by considering the value of similar vehicles in the market place, commercial invoices, insurable values and a discounted value of future potential cash generation less an estimate of costs to complete vehicles 1 and 3. The fair value of Hydronaut vessels 2 and 3 was determined based on an offer for sale. The Drix and Hydronaut 1 assets were valued at marketed sales price. Olympic Arms 1 – 3 are fully impaired based on no realizable value.
Loss on lease termination. In December 2023, the Company started negotiations to exit a lease for office space. An exit fee agreement was reached with the lessor in March 2024, resulting in a loss on lease termination of $453,162.
Loss on contract. The Company accrued $2,542,913 of contract liability costs in the year ended December 31, 2023 associated with the expected loss on a current contract.
Change in fair value of warrant liabilities. For the year ended December 31, 2023, the Company reported a fair value gain of warrant liabilities of $14,902,427 compared to a fair value loss of warrant liabilities of $6,461,087 for the year ended December 31, 2022. This is driven by the change in mark-to-market value of the SPA warrants and public and private warrants assumed by the Company in the Business Combination.
Other expense, net. For the year ended December 31, 2023, other expense, net increased by $660,827 as compared to 2022. The increase was mainly driven by a state sales tax assessment of $0.6 million that the Company has reduced from $12 million in the fourth quarter of 2023. The sales tax audit is currently ongoing and the Company plans to contest the updated estimate from the governmental entity, Texas Comptroller of Public Accounts.
Interest expense, net. For the year ended December 31, 2023, interest expense, net increased by $5,062,260 as compared to 2022. Interest expense, net increased primarily due to a settlement for liquidated damages of $3,685,629, net, and an increase in indebtedness entered into by the Company during the third quarter of 2022 and 2023.
Liquidity and Capital Resources
As of December 31, 2023, we had $753,398 of cash and cash equivalents. The cash equivalents consist of demand deposits and money market funds.
Significant sources and uses of cash during the year ended December 31, 2023.
Sources of cash:
•The Company received net proceeds of $11,248,614 from debt and equity financings and $5,000,000 proceeds from the sale of short-term investments.
Uses of cash:
•Cash used in operating activities was $21,687,926, of which $3,781,040 was provided by working capital. Cash used in operating activities varied from operating net loss primarily due to the impairment of property and equipment.
•Capital expenditures were $11,633,153.
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

The Company has incurred recurring losses each year since its inception. The Company continues to develop its principal products and conduct research and development activities. Supply chain disruptions instigated production delays and have continued to impact the Company’s ability to deploy its products and realize rental or product sale revenues. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company has embarked on cost-cutting measures to continue to preserve cash. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which a current investor has committed to the Company. The Company believes with this investor support that there will be sufficient resources to continue as a going concern for at least one year from the date that the consolidated financial statements contained in this Form 10-K are issued.
Indebtedness. The Company’s indebtedness at December 31, 2023 is presented in Item 8, “Financial Statements – Note 7 – Notes Payable” and our lease obligations are presented in Item 8, “Financial Statements—Note 8 – Leases.” Also, see Item 8, “Financial Statements – Note 18 – Subsequent Events” for additional information about additional indebtedness incurred by the Company after December 31, 2023.
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
Off-Balance Sheet Arrangements
As of December 31, 2023, we had no material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results could differ significantly from these estimates under different assumptions and conditions. Significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies", in Item 8 - "Financial Statements and Supplementary Data" of this Annual Report. The accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.
Revenue Recognition - Our primary sources of revenue are from providing technology and engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed fee) or product sales and typically have terms of up to 18 months. The Company has limited product sales as its core products are still under development.
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
Stock-Based Compensation - Nauticus recognizes the cost of stock-based awards granted to its employees and directors based on the grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is the vesting period of the award. Nauticus elected to recognize the effect of forfeitures in the period they occur. Nauticus determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:
•Expected Term—We use the “simplified method” for expected term.
•Expected Volatility—We use the historical volatility of Nauticus’ publicly traded common stock.
•Expected Dividend Yield—The dividend rate used is zero as Nauticus has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future.
•Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nauticus Robotics Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor since 2021.

/s/ Whitley Penn LLP

Houston, Texas
April 9, 2024

NAUTICUS ROBOTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$753,398	$17,787,159
Restricted certificate of deposit	201,822	250,375
Short-term investments	-	4,959,263
Accounts receivable, net	212,428	1,622,434
Inventories	2,198,797	6,666,912
Contract assets	-	573,895
Prepaid expenses	1,889,218	5,046,599
Other current assets	1,025,214	56,410
Assets held for sale	2,940,254	-
Total Current assets	9,221,131	36,963,047

Property and equipment, net	15,904,845	15,167,367
Operating lease right-of-use asset	834,972	317,208
Other assets	187,527	155,490
Total Assets	$26,148,475	$52,603,112

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$7,035,450	$324,484
Accrued liabilities	7,339,099	3,142,977
Contract liability	2,767,913	-
Operating lease liabilities - current	244,774	410,158
Total Current Liabilities	17,387,236	3,877,619
Warrant liabilities	18,376,180	32,688,342
Operating lease liabilities - long-term	574,260	87,214
Notes payable - long-term, net of discount (related party)	31,597,649	15,922,118
Total Liabilities	$67,935,325	$52,575,293

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 625,000,000 shares authorized, 50,035,824 and 47,250,771 shares issued, respectively, and 50,035,824 and 47,250,771 shares outstanding, respectively.	$5,004	$4,725
Additional paid-in capital	76,999,849	68,128,196
Accumulated deficit	(118,791,703)	(68,105,102)
Total Stockholders’ Equity (Deficit)	(41,786,850)	27,819
Total Liabilities and Stockholders’ Equity (Deficit)	$26,148,475	$52,603,112
See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022
Revenue:
Service	$6,605,852	$11,210,559
Service - related party	500	224,400
Total revenue	6,606,352	11,434,959

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	11,928,931	11,863,862
Depreciation	729,412	516,949
Research and development	1,399,560	2,376,912
General and administrative	18,271,832	15,040,603
Severance	1,476,636	15,962
Impairment of property and equipment	25,354,791	-
Loss on contract	2,542,913	-
Total costs and expenses	61,704,075	29,814,288

Operating loss	(55,097,723)	(18,379,329)

Other (income) expense:
Other expense (income), net	627,580	(33,247)
Loss on lease termination	453,162	-
Foreign currency transaction loss (gain)	44,020	(260,615)
Loss on exchange of warrants	590,266	-
Change in fair value of warrant liabilities	(14,902,427)	6,461,087
Interest expense, net	8,776,277	3,714,017
Total other (income) expense, net	(4,411,122)	9,881,242

Net loss	$(50,686,601)	$(28,260,571)

Basic and diluted earnings (loss) per share	$(1.24)	$(1.75)

Basic and diluted weighted average shares outstanding	40,943,444	18,982,139
See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	-	$-	-	$-	47,250,771	$4,725	$68,128,196	$(68,105,102)	$27,819
Stock-based compensation	-	-	-	-	-	-	4,427,073	-	4,427,073
Exercise of stock options	-	-	-	-	227,837	23	421,152	-	421,175
Exercise of warrants	-	-	-	-	165,713	16	338,039	-	338,055
Vesting of RSUs	-	-	-	-	501,437	51	(51)	-	-
Settlement of liquidated damages	-	-	-	-	1,890,066	189	3,685,440	-	3,685,629
Net loss	-	-	-	-	-	-	-	(50,686,601)	(50,686,601)
Balance at December 31, 2023	-	$-	-	$-	50,035,824	$5,004	$76,999,849	$(118,791,703)	$(41,786,850)

Balance at December 31, 2021	334,800	$3,348	725,426	$7,254	9,669,217	$967	$33,221,505	$(39,844,531)	$(6,611,457)
Stock-based compensation	-	-	-	-	-	-	2,602,175	-	2,602,175
Cancellation and exchange of convertible note in connection with reverse capitalization	-	-	-	-	5,299,546	530	14,548,384	-	14,548,914
Conversion of Series A preferred stock in connection with reverse recapitalization	(334,800)	(3,348)	-	-	4,756,470	476	2,872	-	-
Conversion of Series B preferred stock in connection with reverse recapitalization	-	-	(725,426)	(7,254)	10,306,055	1,030	6,224	-	-
Reverse recapitalization with Cleantech Acquisition Corp, net	-	-	-	-	6,619,490	662	(669,904)	-	(669,242)
Earnout shares placed in escrow	-	-	-	-	7,499,993	750	(750)	-	-
Issuance of common stock for PIPE Investment	-	-	-	-	3,100,000	310	30,999,690	-	31,000,000
Equity issuance costs	-	-	-	-	-	-	(12,582,000)	-	(12,582,000)
Net loss	-	-	-	-	-	-	-	(28,260,571)	(28,260,571)
Balance at December 31, 2022	-	$-	-	$-	47,250,771	$4,725	$68,128,196	$(68,105,102)	$27,819
See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(50,686,601)	$(28,260,571)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	729,412	516,949
Accretion of debt discount	4,033,330	1,342,062
Amortization of debt issuance cost	52,092	-
Accretion of RCB Equities #1, LLC exit fee	27,608	-
Stock-based compensation	4,427,073	2,602,175
Loss on exchange of warrants	590,266	-
Change in fair value of warrant liabilities	(14,902,427)	6,461,087
Non-cash impact of lease accounting	346,714	196,555
Interest expense assumed into Convertible Senior Secured Term Loan	378,118	-
Impairment of property and equipment	25,354,791	-
Settlement of liquidated damages with common stock	3,685,629	-
Loss on disposal of assets	82,604	-
Loss on lease termination	453,162	-
Gain on short-term investments	(40,737)	-
Changes in operating assets and liabilities:
Accounts receivable	1,410,006	(828,298)
Inventories	(11,581,138)	(6,666,912)
Contract assets	573,895	319,480
Prepaid expenses and other assets	2,707,815	(4,902,797)
Accounts payable and accrued liabilities	8,241,528	(7,731,279)
Contract liabilities	2,767,913	-
Operating lease liabilities	(338,979)	(323,434)
Net cash used in operating activities	(21,687,926)	(37,274,983)

Cash flows used in investing activities:
Capital expenditures	(11,633,153)	(14,247,005)
Proceeds from sale of property and equipment	38,704	-
Proceeds from sale of short-term investments	5,000,000	-
Purchase of short-term investments	-	(4,959,263)
Net cash used in investing activities	(6,594,449)	(19,206,268)

Cash flows from financing activities:
Proceeds from notes payable	11,096,884	2,000,000
Payment of debt issuance costs on notes payable	(607,500)	-
Proceeds from exercise of warrants	338,055	-
Proceeds from exercise of stock options	421,175	-
Payments of note payable	-	(17,850,333)
Proceeds from reverse recapitalization with CleanTech Acquisition Corp, net	-	14,947,876

Proceeds from issuance of common stock for PIPE Investment	-	31,000,000
Proceeds from issuance of debentures and SPA Warrants, net of discount	-	35,800,000
Payment of transaction costs on equity funding	-	(12,582,000)
Net cash from financing activities	11,248,614	53,315,543

Net change in cash and cash equivalents	(17,033,761)	(3,165,708)

Cash and cash equivalents, beginning of year	17,787,159	20,952,867
Cash and cash equivalents, end of year	$753,398	$17,787,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,006,993	$2,719,947
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$849,951	$241,679
Operating leases at inception	$2,016,931	$-
Transfer from inventories to property and equipment	$15,904,411	$-
Transfer from property and equipment to assets held for sale	$2,940,524	$-
Receivable portion of convertible senior secured note payable	$695,000	$-
Conversion of convertible debt and accrued interest expense to common stock	$-	$14,548,914
Conversion of Series A preferred stock in connection with reverse recapitalization	$-	$3,348
Conversion of Series B preferred stock in connection with reverse recapitalization	$-	$7,254
Private and Public Warrant Liabilities assumed in reverse recapitalization	$-	$5,278,145
Fair value of SPA warrants at issuance	$-	$20,949,110
See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Nauticus Robotics, Inc. (the “Company”, “our”, "us" or “we”) develops autonomous robots for the ocean industries. We were initially incorporated as CleanTech Acquisition Corp. (“CLAQ”) under the laws of the State of Delaware on June 18, 2020. The Company’s principal corporate offices are located in Webster, Texas. Nauticus’ robotic systems and services are designed to address both commercial and government-facing customers. Nauticus Robotics, Inc. develops autonomous robots for the ocean industries. Autonomy requires the extensive use of sensors, artificial intelligence, and effective algorithms for perception and decision allowing the robot to adapt to changing environments. The company’s business model includes using robotic systems for service, selling vehicles and components, and licensing of related software to both the commercial and defense business sectors. Nauticus has designed and is currently testing and certifying a new generation of vehicles to reduce operational cost and gather data to maintain and operate a wide variety of subsea infrastructure. Besides a standalone service offering and forward-facing products, Nauticus’ approach to ocean robotics has also resulted in the development of a range of technology products for retrofit/upgrading legacy systems and other third-party vehicle platforms. Nauticus’ services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, to improve offshore health, safety, and environmental exposure.
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
i.one-half of the Earnout Shares will be released if, within a 5-year period, the volume-weighted average price of our Common Stock equals or exceeds $15.00 per share over any 20 trading days within a 30-day trading period;
ii.one-quarter of the Earnout Shares will be released if, within a 5-year period, the volume-weighted average price of our Common Stock equals or exceeds $17.50 per share over any 20 trading days within a 30-day trading period; and
iii.one-quarter of the Earnout Shares will be released if, within a 5-year period, the volume-weighted average price of our Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At closing, we received proceeds from Private Investment in a Public Entity subscribers (“PIPE Investment”) consisting of:
•the issuance of 3,100,000 shares of Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $31 million (the “Equity Financing”), and
•the issuance of secured Debentures with warrants having an aggregate principal amount of $36,530,320 (the “Debentures”) pursuant to a securities purchase agreement with certain investors providing net proceeds of $35,800,000 inclusive of a 2% original issue discount. The fair value of the SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. The Debentures are convertible into 2,922,425 shares of Common Stock and associated warrants for an additional 2,922,425 shares with an exercise price equal to $20 per share, subject to adjustment (“SPA Warrants”).
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
On December 31, 2023, the Company and ATW Special Situations I LLC, as the purchaser, entered into a Securities Purchase Agreement (the “PIPE SPA”), pursuant to which the purchaser agreed to purchase up to an aggregate of $5,000 of the shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at a $2 per share purchase price. The sale of these shares of Common Stock was subject to the terms and conditions set forth in the PIPE SPA and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder as a transaction by an issuer not involving a public offering. As a result of the sale of shares under the PIPE SPA, the conversion prices under the warrants and debentures issued pursuant to the Securities Purchase Agreement (as defined below) were reset to $2 pursuant to their terms, removing future dilutive effects pursuant to the “ratchet” provisions of such warrants and debentures.
Liquidity – The Company has incurred recurring losses each year since its inception. The Company continues to develop its principal products and conduct research and development activities. Supply chain disruptions instigated production delays and have continued to impact the Company’s ability to deploy its products and realize rental or product sale revenues. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company has embarked on cost-cutting measures to continue to preserve cash. The Company may require additional liquidity to continue its operations over the next twelve months to sufficiently alleviate or mitigate the conditions and events noted above, which a current investor has committed to the Company. The Company believes with this investor support that there will be sufficient resources to continue as a going concern for at least one year from the date that the consolidated financial statements contained in this Form 10-K are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying audited consolidated financial statements have been prepared in accordance with GAAP, under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) except the

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash and Cash Equivalents – The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts. There were no cash equivalents at December 31, 2023 and 2022, respectively.
Restricted Certificate of Deposit — The Company has a restricted certificate of deposit, held by a bank on our behalf, of $201,822 and $250,375, as of December 31, 2023 and 2022, respectively. The Company entered into an agreement in August 2023 whereby a $150,000 restricted certificate of deposit was required to collateralize a letter of credit. The remainder relates to a guarantee against corporate credit cards. The balance at December 31, 2022 relates to a guarantee against corporate credit cards.
Short-term Investments – Short-term investments on December 31, 2022 of $4,959,263, include an investment in a US Treasury Bill that matured on March 14, 2023. On March 14, 2023, the Company received proceeds of $5,000,000 at maturity, the gain on the investment of $40,737 is included in other expense (income) on the consolidated income statements.
Accounts Receivable, Unbilled Revenues, and Allowance for Credit Losses - In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “standard”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, the FASB issued several clarifying standard updates to clarify and improve the ASU. These ASUs significantly change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model that will be based on an estimate of current expected credit loss (“CECL”). Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in Topic 326 were trade accounts receivable and unbilled revenues. The Company adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new and enhanced disclosures only.

With the adoption of ASU 2016-13, accounts receivable and contract assets are recorded at the invoiced amount and do not typically bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. The Company operates in the midstream space of the oil and natural gas industry and its accounts receivables and contract assets are primarily derived from providing gathering and transportation of natural gas and natural gas liquids for its customers. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable and contract assets are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segments have remained constant since the Company’s inception.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income in the year of recovery, in accordance with the entity’s accounting policy election. The total amount of write-offs and expected credit losses were $2,040 and $9,963 for the years ending December 31, 2023 and 2022, respectively. The allowance for current expected credit losses for the year ending December 31, 2023 and 2022 was $0 and $9,963, respectively.
Assets Held For Sales - Long-lived assets identified as assets held for sale are categorized on the balance sheet as current assets and are measured at the lower of carrying value or fair value less any costs to sell. Any liabilities associated with the assets being sold are categorized on the balance sheet as current liabilities. Assets held for sale are no longer depreciated or amortized.
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
Impairment of Long-Lived Assets – The Company reviews long-lived assets for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In this assessment, future pre-tax cash flows (undiscounted) resulting from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between its carrying value and estimated fair value. For the year ended December 31, 2023 $25,354,791 of property and equipment was impaired. There were no impairments for December 31, 2022.
Segment Reporting – Our operations represent a single segment because each revenue stream possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance.
Revenue – Our primary sources of revenue are from providing technology engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales in 2023 and 2022, respectively.
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
Our performance obligations under service agreements generally are satisfied over time as the service is provided. Revenue under these contracts is recognized over time using an input measure of progress (typically costs incurred to date relative to total estimated costs at completion). This requires management to make significant estimates and assumptions to estimate contract sales and costs associated with its contracts with customers. At the outset of a long-term contract, the Company identifies risks to the achievement of the technical, schedule and cost aspects of the contract. Throughout the contract term, on at least a quarterly basis, we monitor and assess the effects of those risks on its estimates of sales and total costs to complete the contract. Changes in these estimates could have a material effect on our results of operations. Where the current estimate of total costs at completion for contracts exceeds the total consideration we expect to receive we recognize the entire expected loss in the period that becomes evident. Estimated contract costs include costs that relate directly to the contract including direct labor, direct materials, and allocations of certain overhead costs.
Firm-fixed price contracts present the risk of unreimbursed cost overruns, potentially resulting in lower-than-expected contract profits and margins. This risk is generally lower for cost plus fixed fee contracts which, as a result, generally have a lower margin.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories –Inventories consist of raw materials, work in progress and finished goods where applicable for the Olympic Arm business and are stated at the lower of cost or net realizable value. Work in progress and finished goods inventories include raw materials, direct labor and production overhead. The Company periodically reviews inventories on hand and current market conditions to determine if the cost of raw materials, work in progress and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The associated impairment is charged as a standalone expense on the Statement of operation. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. The associated write-downs or write-offs of inventory are charged to cost of sales.
Inventories consisted of the following:

	December 31, 2023	December 31, 2022
Raw material and supplies	$898,335	$1,499,030
Work in progress	1,300,462	5,167,882
Total inventories	$2,198,797	$6,666,912
Leases – The Company’s lease arrangements are operating leases which are capitalized on the balance sheet as right-of-use (“ROU”) assets and obligations. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. These are recognized at the lease commencement date based on the present value of payments over the lease term. If leases do not provide for an implicit rate, we use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term as the lease payments. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less ("short term leases") are not recorded on the balance sheet; and the lease expense on short-term leases is recognized on a straight-line basis over the lease term.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of December 31, 2023 or 2022.
Foreign Currency Gains and Losses – The Company purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded $44,020 of foreign currency transaction losses and $260,615 of foreign currency transaction gains for the years ended December 31, 2023 and 2022, respectively that are included in other income, net.
Common Stock Warrants – We account for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. This assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability or requirements for

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We have determined that the SPA Warrants should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value on the Closing Date and are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated Company’s statements of operations. Derivative warrant liabilities are classified in our balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. At the Closing Date, the fair value of the Original SPA Warrants upon issuance was estimated using a Monte Carlo valuation model (a Level 3 measurement).
Earnout Shares – Earnout Shares, issuable to former holders of Nauticus Robotics Holdings, Inc.’s Common Stock, are held in escrow. The Earnout Shares will be released upon the occurrence of a Triggering Event within 5 years of the Closing Date. The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon the closing of the Business Combination and will not be subsequently remeasured. A Monte Carlo valuation model (a Level 3 measurement) determined their estimated fair value upon issuance.
Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. During the year ended December 31, 2023, the Company capitalized interest totaling $1,515,446 per capitalized interest, of which $354,162 and $1,161,284 related to inventory and property and equipment, respectively. During the year ended December 31, 2022, the Company capitalized interest totaling $804,000 related to inventory.
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
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the year ended December 31, 2023, sales to two customers accounted for almost 100% of total revenue. The total balance due from these customers as of December 31, 2023 comprised 68% of accounts receivable with the remaining 32% due from one other customer. During the year ended December 31, 2022, sales to two customers accounted for 95% of total revenue. The total balance due from these customers as of December 31, 2022 comprised 82% of accounts receivable. No other customer represented more than 10% of our revenue. Loss of these customers could have a material adverse impact on the Company.
Reclassifications - Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. There was no material impact to the consolidated financial statements for these changes.
Recent Accounting Pronouncements – In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-60): Disclosure of Supplier Finance Program Obligations, which requires companies to disclose

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the use and impact of such programs on a company’s working capital, liquidity, and cash flow. We adopted this standard on January 1, 2023. We do not utilize Supplier Finance Programs and therefore no further disclosure is required.
In June 2016, the FASB issued ASU No. 2016-13, an amendment to ASC 326, Financial Instruments - Credit Losses, which changes the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model requires recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has adopted this standard as of January 1, 2022, and there was no impact on its financial position, results of operations and cash flows upon adoption.
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
Accounting Standards Issued but not adopted as of December 31, 2023 - In November of 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on the disclosures within our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.
3. Revenue
The following table presents the components of our revenue:

	Year Ended December 31,
	2023	2022
Cost plus fixed fee	$3,947,736	$6,898,450
Firm fixed-price	2,658,616	3,023,176
Firm fixed-price-vehicle lease	-	1,513,333
Total	$6,606,352	$11,434,959
Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.
Contract Balances – Accounts receivable, net at December 31, 2023 totaled $212,428 due from customers for contract billings and is expected to be collected within the next three to six months. At December 31, 2022, accounts receivable, net totaled $1,622,434. The decrease in accounts receivable at December 31, 2023 as compared with December 31, 2022 corresponds to the decreased revenue recognized in 2023. At December 31, 2023 and December 31, 2022, allowances for doubtful accounts included in accounts receivable totaled $0 and $9,963, respectively. Bad debt expense was $2,040 and $9,963, respectively, for the years ended December 31, 2023 and 2022.
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets were $573,895 at December 31, 2022,

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
primarily due to the timing of the billing for the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations. Contract assets were $0 at December 31, 2023.
Contract liabilities include billings in excess of revenue recognized and accrual of certain contract obligations. The Company had contract liabilities at December 31, 2023 of $2,767,913 which includes costs accrued for an ongoing contract which is expected to be loss making. The loss on contract of $2,542,913 is reported on the consolidated income statement for the year ended December 31, 2023. The Company had no contract liabilities at December 31, 2022.
Unfulfilled Performance Obligations – As of December 31, 2023, we expect to recognize approximately $0.6 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.
The following table summarizes the expected revenue from our unfilled performance obligations as of December 31, 2023:

Expected Revenue from Unfulfilled Performance Obligations by Period
($ in millions)	2024

Unfulfilled performance obligations:
Performance obligations	$0.6

Total unfulfilled performance obligations	$0.6

If any of our contracts were to be modified or terminated, the expected value of the unfilled performance obligations of such contracts could be increased or reduced.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid material purchases	$440,091	$2,454,298
Prepaid insurance	1,282,703	2,392,978
Other prepayments	166,424	199,323
Total prepaid expenses	$1,889,218	$5,046,599

Term loan receivable	$695,000	$-
Other current assets	330,214	56,410
Total other current assets	$1,025,214	$56,410

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	December 31, 2023	December 31, 2022
Leasehold improvements	5	$796,136	$789,839
Property & equipment	3-5 years	5,906,859	2,206,004
Technology hardware equipment	3-5 years	1,907,770	1,200,504
Total		8,610,765	4,196,347
Less accumulated depreciation		(2,035,034)	(2,003,341)
Construction in progress		9,329,114	12,974,361
Total property and equipment, net		$15,904,845	$15,167,367

During the year ended, December 31, 2023 the Company performed a discounted cash flow test to compare the carrying value of its assets with estimated future revenues and concluded that the carrying value of some of its assets were impaired. The Company recorded impairment charges of $25,354,791 relating to property and equipment, primarily arising from impairment of the Aquanaut Mark 2 vehicles, Hydronaut vessels, Drix, Olympic arms and some leasehold improvements. The fair value of the Aquanaut Mark 2 vehicles were determined by considering the value of similar vehicles in the market place, commercial invoices, insurable values and a discounted value of future potential cash generation less an estimate of costs to complete vehicles 1 and 3. The fair value of Hydronaut vessels 2 and 3 was determined based on an offer for sale, which subsequently closed on January 22, 2024 at the same value. The Drix and Hydronaut 1 assets were valued at marketed sales price. Olympic Arms 1 – 3 are fully impaired based on no realizable value, as are the certain leasehold improvements.
During the year ended December 31, 2023 the Company conducted a thorough review of its assets and decided to divest items that no longer aligned with its strategic objectives. This strategic shift aimed to enhance cash flow within the company. Consequently, through an update of its business model, the Company identified and reclassified $2,940,254 worth of property and equipment, including Hydronaut vessels, Drix, and other miscellaneous equipment, as assets held for sale. Subsequently, Hydronaut vessels 2 and 3 were sold on January 22, 2024, for $1,533,610, which matched their impaired carrying value. The Company is actively pursuing the sale of the remaining assets earmarked for sale and anticipates that the majority will be sold by the end of the second quarter of 2024.
The company reported a net loss on disposal of property and equipment of $82,604 and $0 for the years ended December 31, 2023 and 2022, respectively, which is reported on the consolidated statements of operations.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023	December 31, 2022
Accrued compensation	$618,630	$1,501,736
Accrued severance	1,375,000	-
Accrued professional fees	1,355,721	794,021
Accrued insurance	876,150	590,936
Accrued sales and property taxes	885,292	171,660
Accrued royalties	250,000	-
Accrued AHFS liability	1,158,609	-
Accrued lease termination costs	657,000	-
Other accrued expenses	162,697	84,624
Total accrued expenses	$7,339,099	$3,142,977
The Hydronaut vessels 2 and 3 are reported as assets held for sale at December 31, 2023 at an amount based on an offer for sale. The offer for sale contains both cash and non-cash considerations. The assets held for sale liability of $1,158,609 includes the non-cash consideration, which are purchase invoices submitted by the purchaser that will be foregone upon closing of the sale. The Hydronaut vessels 2 and 3 were sold on January 22, 2024 and the asset held for sale current asset was offset with the asset held for sale liability and cash received.
In December 2023, the Company started negotiations to exit a lease for office space. The negotiations completed in March 2024 with the Company agreeing a settlement figure with the lessor of $657,000. See Note 8, "Leases" for further discussion. The accrual is recorded under accrued liabilities on the consolidated balance sheet as of December 31, 2023.
In April 2023, the Company received correspondence from the State of Texas assessing a sale and use tax liability of $575,602. The sales and use tax audit is currently ongoing. The accrual is recorded under accrued liabilities of the consolidated balance sheet as of December 31, 2023.
7. Notes Payable
Notes payable consisted of the following:

	December 31, 2023	December 31, 2022
Convertible secured debentures	$36,530,320	$36,530,320
Convertible senior secured term loan	12,295,000	-
Total	48,825,320	36,530,320
Less: debt discount, net	(16,593,357)	(20,608,202)
Less: capitalized debt issuance costs	(661,922)	-
Senior bridge note exit fee provision	27,608	-
Total notes payable – long-term	$31,597,649	$15,922,118
Convertible Secured Debentures
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2023 the convertible secured debentures payable was $19,936,963 including unamortized debt discount of $16,593,357. The debt discount is being accreted to interest expense over the four-year term of the Debentures. Debt discount accretion of $4,014,844 and $1,071,228 was included within interest expense in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively. The Debentures effective interest rate was approximately 22.7% at December 31, 2023 and 25.2% at December 31, 2022.
RCB Equities #1, LLC
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
Convertible Senior Secured Term Loan
On September 18, 2023, the Company entered into a convertible senior secured term loan agreement with ATW Special Situations II LLC as collateral agent (in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited, ATW Special Situations I LLC, Material Impact Fund II, L.P, and RCB Equities #1, LLC, as lenders.
The Convertible Senior Secured Term Loan Agreement provides the Company with up to $20 million of secured term loans. Any portion of the outstanding principal amount of the Loans is prepayable at the Company’s option pro rata to each Lender upon at least five days’ prior written notice to each Lender.
The initial amount funded under the Convertible Senior Secured Term Loan Agreement was $11,600,000. The Convertible Senior Secured Term Loan Agreement included a 2.5% exit fee of $290,000, bearing interest at 12.50% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The exit fee is being provided for over the period of the loan. The loan agreement included a 2.5% original issue discount of $125,000 from the RCB Equities #1, LLC promissory note. The loan includes assumed legal fees of $557,500 and deemed interest from convertible debentures of $378,118. The debt discount is being accreted to interest expense over the period of the loan. The legal fees are being amortized to general and administrative expenses over the period of the loan. The Loans will mature on the earliest of (a) the third anniversary of the date of the Term Loan Agreement of September 17, 2026, (b) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
First Amendment to Convertible Senior Secured Term Loan
On December 31, 2023, Nauticus Robotics, Inc., a Delaware corporation (the “Company”), entered into a First Amendment to Senior Secured Term Loan Agreement, dated as of December 31, 2023 (the “First Amendment”), by and among the Company, the subsidiary guarantors (as defined in the First Amendment) and ATW Special Situations II LLC (“ATW II”), a Delaware limited liability company, which amended that certain Senior Secured Term Loan agreement dated as of September 18, 2023 (as the same may be amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement”) with ATW II, as collateral agent (as replaced by Acquiom Agency Services LLC, in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited (“Transocean Finance”), ATW Special Situations I LLC (“ATW I”), Material Impact Fund II, L.P. (“MIF”), and RCB Equities #1, LLC (“RCB”), as lenders (collectively, the “Initial Lenders”).
The First Amendment provided the Company with an incremental loan in the aggregate principal amount of $695,000 (the “December 2023 Incremental Loan”), subject to the terms and conditions set forth in the Term Loan Agreement and the First Amendment. The total loan funded under the Term Loan Agreement and First Amendment as of December 31, 2023 is $12,295,000. The December 2023 Incremental Loan would be made on the same terms as the Additional Term Loans funded on the Closing Date and be deemed to be Additional Term Loans for all purposes under the Term Loan Agreement. The loan assumed legal fees of $30,000 which are being amortized to general and administrative expenses over the period of the loan.
As of December 31, 2023 the convertible senior term loan payable was $11,660,686 including unamortized debt issuance costs of $661,922 and a provision for exit fees of $27,608. Interest expense for the year ended December 31, 2023 includes $378,116 of deemed interest expense, $18,486 of debt discount accretion and $27,608 of exit fees provision. General and administrative costs for the year ended December 31, 2023 include $52,092 of amortization of legal fees.
8. Leases
The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. After the criteria are satisfied, the Company accounts for these arrangements as leases in accordance with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. For leases in which the Company is the lessee that do not have a readily determinable implicit rate, an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company uses the implicit rate for agreements in which it is a lessor. The Company has not entered into any material agreements in which it is a lessor. Lease expense and lease income are recognized on a straight-line basis over the lease term for operating leases.
In April of 2023, the Company entered into an operating lease for office space. The lease has a 10-year lease term with an additional abatement period of 23 months. The Company’s secured borrowing rate of 15% was used to determine the present value of lease payments and establish the right-of-use asset and lease liability at lease inception for this lease. In December 2023, as a result of the Company looking to right-size the business and utilize cash for operations, the Company started negotiations to exit the lease, prior to occupying the building. These negotiations were completed in March 2024

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
with a settlement figure of $657,000 being agreed between the Company and the lessor. The Company removed the right-of-use asset and lease liability relating to this operating lease from the consolidated balance sheet as of December 31, 2023 and recorded a loss on lease termination of $453,162 which is reported under other (income) expense in the consolidated income statement for the year ended December 31, 2023. The carrying value of leasehold improvements on this office space was included in the impairment loss reported on the consolidated income statement for the year ended December 31, 2023.
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
The following table presents the Company’s lease costs which are included in general and administrative expenses in the consolidated statements of operations:

	Years ended December 31,
	2023	2022
Fixed lease expense	$567,380	$275,763
Variable lease expense	195,637	178,032
Total operating lease expense	763,017	453,795
Short-term lease expense	58,379	-
Total lease expense	$821,396	$453,795
Cash paid for operating leases was $338,979 and $323,434 for the years ended December 31, 2023 and 2022, respectively.
The following table presents the balances of the Company’s right-of-use assets and lease liabilities included in the consolidated balance sheets:

	Years ended December 31,
	2023	2022
Operating lease right-of-use assets	$834,972	$317,208

Current portion of operating lease liabilities	244,774	410,158
Long-term operating lease liabilities	574,260	87,214
Total operating lease liabilities	$819,034	$497,372

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For operating lease assets and liabilities, the weighted average remaining lease term was 8.7 years and 2.2 years as of December 31, 2023 and 2022, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 14.3% and 8% as of December 31, 2023 and 2022, respectively.
The following table presents the Company's maturities of lease liabilities as of December 31, 2023:

Years Ending December 31,	Operating Leases

2024	$243,350
2025	191,506
2026	186,641
2027	186,641
2028	139,168
2029 onward	325,072
Total lease payments	1,272,378
Total present value discount	(453,344)
Operating lease liabilities	$819,034
9. Commitments and Contingencies
Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.
10. Income Taxes
The income tax expense consisted of the following:

Year Ended December 31,
	2023	2022
Current income taxes:
Federal	$-	$-
State and local	-	-
Total current tax	-	-

Deferred income taxes:
Federal	-	-
State and local	-	-
Total deferred tax	-	-
Income tax expense	$-	$-

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective tax rates on continuing operations for the years ended December 31, 2023 and 2022 were 0% respectively. The table below reconciles these effective tax rates with the U.S. federal statutory income tax rate as follows:

	Year Ended December 31,
	2023	2022
Income (loss) before income taxes	$(50,686,601)	$(28,260,571)
Tax at Federal Statutory Rate	(10,644,186)	(5,934,720)
Non deductible expenses	1,251,583	193,421
Deferred adjustment	510,514	-
Federal return to accrual	(13,141)	-
Change in valuation allowance	8,895,230	5,741,299
Income tax expense	$-	$-
	0.00%	0.00%
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Fixed Assets	$3,377,201	$113,135
Stock Compensation	267,236	758,306
Warrant Liability Gain/Loss	1,356,828	1,356,828
Net Operating Losses	15,627,776	9,666,591
Business Credit Carryforward	1,441,159	1,426,116
Capitalized R & D	614,299	449,626
Other assets	199,680	109,616
Subtotal	22,884,179	13,880,218
Valuation allowance	(22,654,106)	(13,758,875)
Total deferred tax assets	230,073	121,343

Deferred tax liabilities:
Fixed assets	—	-
Unrealized F/X	(54,729)	(54,729)
Other Liabilities	(175,344)	(66,614)
Total deferred tax liabilities	(230,073)	(121,343)

Net deferred tax assets/(liabilities)	$-	$-
The Company has federal net operating loss carryforwards of approximately $74.4 million at December 31, 2023, of which about $646,000 begin to expire in 2035 and the remainder have no expiration. The Company has recorded a full valuation allowance against its net deferred tax assets due to recurring net losses.
11. Equity
Common Stock – A total of 50,035,824 shares of Common Stock were outstanding at December 31, 2023.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 31, 2023, the Company and ATW Special Situations I LLC, as the purchaser, entered into a Securities Purchase Agreement (the “PIPE SPA”), pursuant to which the purchaser agreed to purchase up to an aggregate of $5,000 of the shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at a $2 per share purchase price. The sale of these shares of Common Stock was subject to the terms and conditions set forth in the PIPE SPA and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder as a transaction by an issuer not involving a public offering. As a result of the sale of shares under the PIPE SPA, the conversion prices under the warrants and debentures issued pursuant to the Securities Purchase Agreement were reset to $2 pursuant to their terms, removing future dilutive effects pursuant to the “ratchet” provisions of such warrants and debentures.
On August 3, 2023, the Company issued 1,890,066 shares of Common Stock, at the closing price of $1.95, to the SPA parties as payment for liquidated damages and interest relating to the Registration Rights Agreement. See further discussion under Note 12, "Warrants".
Earnout Shares – Following the closing of the Business Combination, former holders of shares of Nauticus Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 7,499,993 additional shares of Nauticus Common Stock which are held in escrow. The Earnout Shares will be released upon occurrence of certain Triggering Events. At December 31, 2023, the earnout targets have not been achieved and the Earnout Shares remain in escrow.
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
12. Warrants
Public Warrants – We assumed 8,624,991 Public Warrants in the Business Combination which remained outstanding as of December 31, 2023. Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Public Warrants on a cashless basis pursuant to an available exemption from exemption under the Securities Act. The Public Warrants expire on the fifth anniversary of our completion of the Business Combination, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.
We may redeem the outstanding Public Warrants, in whole and not in part, at a price of $0.01 per warrant:
•at any time after the Public Warrants become exercisable,
•upon not less than 30 days’ prior written notice of redemption to each warrant holder,

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•if, and only if, the reported last sale price of the shares of Common Stock equals or exceeds $16.50 per share (subject to adjustment for splits, dividends, recapitalizations, and other similar events), for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, and
•if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.
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
The Public Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2023 at $451,088 based on their publicly-traded price. The gain in value of the Public Warrants during the year ended December 31, 2023 and 2022 totaled $1,825,047 and $570,114, respectively and was reported with other (income) expense in our consolidated statements of operations.
Private Warrants – We assumed 7,175,000 Private Warrants in the Business Combination which remained outstanding as of December 31, 2023. The Private Warrants are exercisable for one share of Common Stock at an exercise price of $11.50 and are identical in all material respects to the Public Warrants except that such Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.
The Private Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2023 at $380,531. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.68, no assumed dividends, a risk-free rate of 3.95%, implied volatility of 80.3% and remaining term of 3.69 years. The gain in value of the Private Warrants during the years ended December 31, 2023 and 2022 totaled $1,554,057and $497,307, respectively, and was reported with other (income) expense in our consolidated statements of operations.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On September 18, 2023, the Company entered into a convertible senior secured term loan agreement convertible at $6.00 per share. Based on the letter agreement, SPA warrants holders who exchange through March 1, 2024, the exercise price was reset from $20.00 to $6.00 a warrant pursuant to the full-ratchet provision. The exchange warrants were reset to $6.00 with a factor of 3.3333, increasing the number of warrants to 552,377.
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

On December 31, 2023, the Company and ATW Special Situations I LLC, as the purchaser, entered into a Securities Purchase Agreement (the “PIPE SPA”), pursuant to which the purchaser agreed to purchase up to an aggregate of $5,000 of the shares of common stock of the Company at a $2 per share purchase price. Based on the PIPE SPA, the exercise price of the SPA Warrants was reset from $6.00 to $2.00.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As indicated in Note 1 above, unless context otherwise requires, the term “SPA Warrants” means (i) before the entry into the Letter Agreements, the Original SPA Warrants, and (ii) upon and following the entry into the Letter Agreements, (a) the Amended SPA Warrants, and (b) the New SPA Warrants.
The SPA Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2023, at $17,544,561 and were estimated using a Black-Scholes valuation model using the following assumptions: stock price $0.68, implied volatility of 80.3%, and remaining term of 8.75 years. Management’s future assumptions to raise enough debt capital in the near term to become cash-flow positive have eliminated reset events and have affected the valuation’s variability from the prior quarter. The change in the value of the SPA Warrants during the year ended December 31, 2023 is a gain of $11,523,323, and during the year ended December 31, 2022 was a loss of $7,528,508 and was reported with other (income) expense in our consolidated statements of operations. Due to entering into the Letter Agreements, the warrants were accounted for and treated as warrant repricing, resulting in a loss of $590,266, which was reported with other (income) expense in our condensed consolidated statements of operations. Proceeds from the exercise of SPA Warrants for the year ended December 31, 2023, were $338,055.
13. Stock-Based Compensation
On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our board of directors ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. As of December 31, 2023, there were 10,525,072 shares authorized for issuance under the Omnibus Incentive Plan, and there were 7,651,662 remaining shares available for future grants.
At the Closing Date of the Business Combination, Nauticus Robotics Holdings, Inc. had 279,464 options outstanding for the purchase of its common stock (originally issued under the 2015 Plan). The outstanding options were converted into 3,970,266 options to purchase shares of our Common Stock. As of December 31, 2023, 3,011,247 of those options remained outstanding and there were no remaining shares available for future grant. Options vest assuming continuous service to the Company with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of grant. During the vesting period, holders have no rights of a stockholder with respect to the shares of Common Stock subject to an option, and the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested options are forfeited upon termination of employment.
Compensation expense for stock option grants is recognized based on the fair value at the date of grant using the Black-Scholes option pricing model.
The following inputs were used to calculate the fair value of the options as of the date of each grant:

	Years ended December 31,
	2023	2022

Expected volatility	N/A	36.7 - 36.9%

Expected term (years)	N/A	4.69 - 4.94

Risk-free interest rate	N/A	4.03% - 4.06%

Expected dividends	0.00%	0.00%
The expected volatility was calculated using the historical volatility of the Company’s publicly traded common stock. The Company used the “simplified method” for estimating the expected term of options, which is the average of the weighted-average vesting period and contractual term of the option. The risk-free rate was based on the U.S. Treasury yield

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
curve in effect at the time of grant for the expected term of the stock options. The Company assumed the expected dividends to be zero as it has never paid dividends and at the grant date of the options had no plans to do so.
Stock-based compensation expense, which relates to options originally issued under the 2015 Plan, totaled $530,019 in 2023 and $784,320 in 2022 and was recorded in general and administrative expense. As of December 31, 2023, there was $800,513 of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of 1.68 years.
The following table summarizes options outstanding, as well as activity for the period presented:

	Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value

Outstanding as of December 31, 2022	3,506,184	$1.87		$6,554,541
Exercised	(227,837)	$1.85
Forfeited	(92,040)	$1.98
Expired	(175,060)	$2.18
Outstanding as of December 31, 2023	3,011,247	$1.85	$1.85	$9,717

Exercisable as of December 31, 2023	2,259,124	$1.74		$9,717
The weighted average remaining contractual term of outstanding options and exercisable options as of December 31, 2023, was 3.9 years and 3.97 years, respectively. The maximum contractual term of options is ten years.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $0 and $1.31, respectively. The total intrinsic value of all options exercised during the years ended December 31, 2023 and 2022 was $104,985 and $0, respectively.
During the year ended December 31, 2023, proceeds from option exercises under the 2015 plan were $421,175 and the tax benefit realized from those option exercises was $196,711. Realization of this amount is dependent on the generation of future taxable income.
The following tabulation summarizes certain information related to outstanding and exercisable options at December 31, 2023:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		As of December 31, 2023	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	As of December 31, 2023	Weighted Average Exercise Price

$0.63	$0.63	197,103	1.86	$0.63	197,103	$0.63
$0.70	$0.70	71,034	2.49	$0.70	71,034	$0.70
$1.13	$1.13	237,963	3.31	$1.13	237,963	$1.13
$1.46	$1.46	235,833	6.67	$1.46	191,613	$1.46
$1.94	$1.94	1,586,707	4.74	$1.94	1,225,479	$1.94
$2.50	$2.50	682,607	1.93	$2.50	335,932	$2.50
$0.63	$2.50	3,011,247	3.90	$1.85	2,259,124	$1.74

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Incentive Plans – The Compensation Committee and Board of Directors grant restricted units of our common stock to certain of our key executives, employees, and non-employee directors. Each Restricted Stock Unit (“RSU”) is a notional amount that represents the right to receive one share of common stock of the Company if and when the RSUs vest. RSUs were issued to the following recipients and vest as follows:
Employee RSU grants are time-based and typically vest equally over a three-year period, conditional upon continued employment.
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
In addition, during 2022, the Compensation Committee and Board of Directors granted Performance-based Restricted Stock Units (“PRSUs”) to senior executives. Each PRSU is a notional amount that represents the right to receive one share of common stock if and when the PRSU vests. PRSU participants may earn between 0% and 150% of the PRSUs, subject to attainment of certain performance conditions which were based upon the Company’s 2022 revenues.
In April 2023, the Company’s board of directors determined that 51% of the performance target of the PRSUs was achieved and an aggregate 619,438 PRSUs were deemed earned by the members of the senior executive management team and vested/will vest 50% on December 31, 2023 and 50% on December 31, 2024, in accordance with the terms of the applicable award agreements.
The Compensation Committee has a policy that the Company will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.
The following is a summary of our restricted and performance stock unit activity for 2023:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	3,134,677	$4.73
Granted	1,185,666	1.97
Vested	(501,437)	4.31
Forfeited	(1,446,933)	4.60
Outstanding as of December 31, 2023	2,371,973	$3.51
The weighted-average grant-date fair value of RSUs and PRSUs granted during the year ended December 31, 2023 and 2022 was $1.97 and $4.73, respectively. The total fair value of RSUs and PRSUs vested during the years ended December 31, 2023 and 2022 was $1,132,352 and $0.
The RSUs and PRSUs granted in 2022 and 2023 do not have voting rights or dividend rights unless the RSU or PRSU has vested and the share of common stock underlying it has been distributed to the participant.
Grants of RSUs are valued at their estimated fair values as of their respective grant dates. RSU grants in 2022 and 2023 were subject only to service and vesting conditions based on continued employment or service as a non-employee director; therefore, these grants were valued using the closing price of our stock on the Nasdaq Capital Market on the date of grant. The PRSUs granted in 2022 were subject only to performance and service conditions and did not contain a market condition. As a result, these grants were also valued using the closing price of our stock on the Nasdaq Capital Market on the date of grant.
Stock-based compensation expense attributable to PRSUs under the Omnibus Incentive Plan for the years ended December 31, 2023 and December 31, 2022 was $480,279 and $858,278, respectively and recorded in general and

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
administrative expense. Stock-based compensation expense attributable to RSUs under the Omnibus Incentive Plan for years ended December 31, 2023 and December 31, 2022, respectively, was $3,416,775 and $959,367 and recorded in general and administrative expense. As of December 31, 2023, we had $386,976 of future expense related to PRSUs and $4,384,798 of future expense related to RSUs to be recognized over a weighted-average period of 2.16 years.
Total stock-based compensation expense for the years ended December 31, 2023 and December 31, 2022, including options, PRSUs, and RSUs, totaled $4,427,073 and $2,602,175, respectively. Total related recognized tax benefit for the years ended December 31, 2023 and 2022, was $818,000 and $409,000, respectively.
14. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $342,459 and $367,796 at December 31, 2023 and 2022, respectively.
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
ATW, Material Impact and SLS Family Irrevocable Trust currently hold $29,591,600, $5,102,000 and $1,836,720 respectively, of the outstanding Debentures, which bear interest at a rate of 5% per annum, payable quarterly, and mature on September 9, 2026. During the years ended December 31, 2023 and 2022, ATW Material Impact, and SLS Family Irrevocable Trust received $1,006,993 and $573,588, respectively, in interest payments on the Debentures from the Company.
Contingently Convertible Promissory Notes – As discussed in Note 5, upon consummation of the Business Combination outstanding contingently convertible promissory notes, including those held by related parties Schlumberger and Transocean Ltd., were converted into Common Stock.
Convertible Senior Secured Term Loan – The Company entered into a convertible senior secured term loan agreement with ATW Special Situations II LLC as collateral agent (in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited, ATW Special Situations I LLC, Material Impact Fund II, L.P., and RCB Equities #1, LLC, as lenders. See “Financial Statements – Note 7 Notes Payable” for additional information.
RRA Amendment – On June 22, 2023, the Company and the SPA Parties entered into the RRA Amendment, pursuant to which, among other things, the Company agreed to issue 1,531,059, 263,976 and 95,031 RRA Amendment Shares to ATW, Material Impact and SLS Family Irrevocable Trust, respectively, in exchange for their waiver and release of any and all claims, remedies, causes of action and any other Initial Effectiveness Date Claims (as defined in the RRA Amendment) under any of the Transaction Documents (as defined in the RRA), including all past and future claims for liquidated damages under the RRA with respect to, and any other amounts that may be payable by reason of or otherwise relating to, the Effectiveness Date (as defined in the RRA) of the Initial Registration Statement. See Note 12 Warrants, for more information.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 23, 2023, pursuant to its Letter Agreement with the Company, ATW exercised 165,713 Amended SPA Warrants, pursuant to which 165,713 shares of Common Stock and 165,713 New SPA Warrants were issued to ATW by the Company in accordance with the terms of the Letter Agreement. The Company received proceeds of $338,039 from the warrants exercised by ATW.
On September 18, 2023, the Company entered into a convertible senior secured term loan agreement convertible at $6.00 per share. Based on the Letter Agreement, SPA warrants holders who exchange through March 1, 2024, the exercise price was reset from $20.00 to $6.00 per warrant pursuant to the full-ratchet provision. The exchange warrants were reset to $6.00 with a factor of 3.3334, increasing the number of warrants to 552,377.
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company from December 1, 2023 through December 31, 2023 is $65,735 and accounts payable included $95,177 due to Flexible Consulting, LLC at December 31, 2023.
Revenue and Accounts Receivable – Revenue from Transocean Ltd. for contract services totaled $500 and $224,400 for the years ended December 31, 2023 and 2022, respectively. Accounts receivable included $0 and $21,000 outstanding from Transocean Ltd. at December 31, 2023 and 2022, respectively.
16. Loss Per Share
Following is the computation of loss per basic and diluted share:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(50,686,601)	$(28,260,571)
Less: deemed dividend for Earnout Shares	—	(4,957,366)
Net loss attributable to common stockholders	$(50,686,601)	$(33,217,937)
Denominator:
Weighted average shares used to compute basic and diluted EPS	40,943,444	18,982,139

Basic and diluted loss per share	$(1.24)	$(1.75)

Anti-dilutive securities excluded from shares outstanding:
Stock options	3,011,247	3,506,184
Restricted and performance stock units	2,371,973	3,134,677
Warrants	43,524,241	18,722,425
Earnout shares	7,499,993	7,499,993
Convertible debt	4,971,592	2,922,425
Total	61,379,046	35,785,704
17. Fair Value Measurements
The Company measures and reports certain financial and non-financial assets and liabilities on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels related to fair value measurements are as follows:
Level 1 –Observable inputs such as quoted prices in active markets for identical assets or liabilities.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 2 –Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
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
The Company’s non-financial assets measured at fair value on a recurring basis include SPA Warrants and Private Warrants. These are considered Level 3 measurements as they involve significant unobservable inputs. See Note 12 for more information about the valuation methodologies and assumptions.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for periods presented:

	Fair Value as of December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liability - Public Warrants	$451,088	$451,088	$-	$-
Warrant liability - Private Warrants	380,531	-	-	380,531
Warrant liability - SPA Warrants	17,544,561	-	-	17,544,561
Total	$18,376,180	$451,088	$-	$17,925,092
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

Warrant Liability
Balance, December 31, 2022	$32,688,341
Loss on exchange of warrants	590,266
Change in fair value of warrant liabilities	(14,902,427)
Balance, December 31, 2023	$18,376,180

18. Subsequent Events
Second Amendment to Senior Secured Term Loan Agreement
On January 30, 2024, Nauticus Robotics, Inc., a Delaware corporation (the “Company”), entered into a Second Amendment to Senior Secured Term Loan Agreement, dated as of January 30, 2024 (the “Second Amendment”), by and among the Company, the guarantors (as defined in the Second Amendment) and the required lenders (as defined in the Second Amendment), which amended that certain Senior Secured Term Loan Agreement, dated as of September 18, 2023 (as the same may be amended, restated, supplemented or otherwise modified from time to time, the “2023 Term Loan Agreement”), by and among the Company, Transocean Finance Limited (“Transocean Finance”), ATW Special Situations I LLC (“ATW I”), Material Impact Fund II, L.P. (“Material Impact”), and RCB Equities #1, LLC (“RCB”), as lenders (collectively, the “Initial Lenders”), and ATW Special Situations II LLC (“ATW II”), as collateral agent (as succeeded by Acquiom Agency Services LLC, the “Collateral Agent”).

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Second Amendment, the Company also entered into a Second Agreement Regarding Incremental Loans, dated as of January 30, 2024 (the “Second Agreement”), by and among the Company, the guarantors (as defined in the Second Agreement), and ATW II and Material Impact, as incremental lenders. The Second Agreement provides the Company with an incremental loan in the aggregate principal amount of $3,753,144 (the “January 2024 Incremental Loan”). The January 2024 Incremental Loan would be made on the same terms as the Additional Term Loans funded on the Closing Date and be deemed to be Additional Term Loans for all purposes under the 2023 Term Loan Agreement.
New Senior Secured Term Loan Agreement
On January 30, 2024, the Company also entered into a senior secured term loan agreement (the “Term Loan Agreement”) with ATW Special Situations Management LLC (“ATW Management”), as collateral agent (in such capacity, the “Collateral Agent”) and lender, and ATW Special Situations III LLC (“ATW III”), Material Impact, VHG Investments LLC (“VHG Investments”), ATW II LLC and ATW I LLC, as lenders (collectively, the “Lenders”).
The Term Loan Agreement provides the Company with an aggregate $9.55 million of secured term loans (the “Loans”). Any portion of the outstanding principal amount of the Loans is prepayable at the Company’s option pro rata to each Lender upon at least 5 days’ prior written notice to each Lender. The Term Loan Agreement also provides for up to an additional $6 million of secured term loans within 180 days of signing, $1 million of which has already been committed by ATW III or an affiliate.
The Loans bear interest at the rate of 15% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The Loans (other than the ATW Extended Maturity Term Loan) will mature on the earliest of: (a) the third anniversary of the date of the Term Loan Agreement, (b) the maturity of the Indebtedness under that certain Senior Secured Term Loan Agreement among the Company, the lenders party thereto and Acquiom Agency Services LLC, as collateral agent, dated September 18, 2023, as amended on December 31, 2023, and as further amended on January 30, 2024 (the “2023 Term Loan Agreement”), and (c) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022 (the “Original Debentures”), issued by the Company pursuant to that certain Securities Purchase Agreement, dated as of December 16, 2021, as amended on January 31, 2022, and as further amended on September 9, 2022, and as further amended on January 30, 2024 (the “SPA”). The ATW Extended Maturity Term Loan will mature on the earlier of the 30th anniversary of the date of the Term Loan Agreement or such earlier date as is required or permitted to be repaid under the Term Loan Agreement.
The proceeds of the Loans are to be used by the Company solely for general administrative costs and working capital or other payments for the business operations of the Company and its subsidiaries; provided that the proceeds must be used in accordance with the initial budget of the Company produced in form and substance reasonably acceptable to the Collateral Agent. Together with the January 2024 Incremental Loan, the total gross proceeds to the Company were approximately $13.3 million.
The Term Loan Agreement contains customary negative and affirmative covenants, subject to certain exceptions, as well as events of default customary for transactions of this nature, including with respect to (subject in certain cases to cure periods, thresholds and other qualifiers, as applicable), among other things, non-payment of principal, interest and other amounts contemplated by the Obligations, material inaccuracy of representations and warranties, covenant noncompliance, cross-defaults triggered by certain indebtedness, bankruptcy and insolvency, monetary judgments, change of control, failure to comply with certain financial covenants and other fundamental transactions and failure to deliver shares of Common Stock upon conversion of the Loans in accordance with the Term Loan Agreement. Subject to certain applicable cure periods, the occurrence of an event of default will result in the acceleration of the Obligations (as defined in the Term Loan Agreement). Commencing five business days after any event of default, the interest rate on the Obligations shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Term Loan Agreement also provided for liquidated damages (and not as a penalty) in the event of late delivery of the conversion shares, late or failure to remove restrictive legends from the conversion shares or the delay in or reduction of Lender’s ability to sell the conversion shares due to the Company’s failure to satisfy the current public information requirement under Rule 144.

Termination of Merger Agreement with 3D at Depth

On April 4, 2024, the Company and 3D at Depth, Inc. mutually agreed to terminate the Agreement and Plan of Merger, dated October 2, 2023, by and among the Company, 3D Merger Sub, Inc., and 3D at Depth, Inc., which was previously

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
disclosed on the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023. Pursuant to the Agreement and Plan of Merger, 3D Merger Sub, Inc. would have merged with and into 3D at Depth, Inc., with 3D at Depth, Inc. surviving the merger as a wholly owned subsidiary of the Company. Under the terminated Agreement and Plan of Merger, the “base equity value” at signing was $34 million. The consideration in the transaction would have been shares of the Company’s common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. Our management, with the participation and supervision of our Chief Executive Officer and our Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below.
We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Interim Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
With the participation of the Chief Executive Officer and the Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Because of the previously disclosed material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2023, our internal control over financial reporting was not effective, and the previously reported material weakness was not considered remediated. In light of previously reported material weaknesses, our management, including our Chief Executive Officer and Interim Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
Through the year ended December 31, 2022 and 2023, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel in the late 2022 and modifying a new Enterprise Resource (ERP) System which will assist in the automation of processes, including standardizing workflows, enhancing segregation of duties, and ensuring compliance with policies. As a result of the significant turnover of key finance personnel at the end of 2023 we have concluded there was a gap in the implementation of the above remediation initiatives with certain tasks that would have to be completed to remediate the material weakness not being handed over to the new personnel. Our remediation activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting.
Remediation Plan. In order to remediate the material weakness, the Company plans to formally document the system controls that we have in place, including user access reviews and a formally documented segregation of duties that includes formal system-based roles. In addition, there is a plan, which is expected to be completed prior to the end of the second quarter of 2024, that will ensure that all internal controls are fully documented with a testing plan that will be reviewed and signed off quarterly. We will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.
Previously Identified Material Weakness as of September 2022. We identified a material weakness in controls over the accounting for complex warrant issuances and the classification of these issued warrants. This material weakness resulted in the failure to prevent material errors in accounting for the warrants as equity classification when the warrants should have been classified as liabilities, and marked to market each reporting period, resulting in restatement of our financial statements for the nine months ended September 30, 2022. Our remediation plan included enhancing our contract review process, particularly in the context of complex agreements and transactions, as well as internal communications in connection therewith, in addition to continuing our engagement of third-party specialists to assist with accounting, valuation, and financial reporting functions in relation to significant contracts, agreements and complex transactions. This material weakness has since been remediated.
Changes in internal control over financial reporting. During the fiscal quarter ended December 31, 2023, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Trading Plans

During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Termination of Merger Agreement with 3D at Depth
On April 4, 2024, the Company and 3D at Depth, Inc. mutually agreed to terminate the Agreement and plan of Merger dated October 2, 2023 that was previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023.
Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1)All financial statements:
(2)Financial statement schedules
Not Applicable

(3)Exhibits required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Merger Agreement dated as of December 16, 2021, by and among CleanTech Acquisition Corp., CleanTech Merger Sub, Inc., Nauticus Robotics, Inc., and Nicolaus Radford, as amended on January 30, 2021.	Form 8-K	001-40611	2.1	December 17, 2021
2.1.1	Amendment No. 1 to Underwriting Agreement dated January 27, 2023	Form 8-K	001-40611	2.1	June 6, 2022
3.1	Second Amended and Restated Certificate of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Amended and Restated Bylaws of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	May 15, 2023
4.1	Specimen Unit Certificate of CleanTech Acquisition Corp.	Form S-1/A	333-256578	4.1	July 6, 2021
4.2	Specimen Common Stock Certificate of CleanTech Acquisition Corp.	Form S-1/A	333-256578	4.2	July 6, 2021
4.3	Specimen Warrant Certificate of CleanTech Acquisition Corp.	Form S-1/A	333-256578	4.3	July 6, 2021
4.4	Warrant Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	4.1	July 21, 2021
4.5	Rights Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	4.2	July 21, 2021
4.6	Form of 5% Original Issue Discount Senior Secured DEBENTURE to be issued pursuant to the Securities Purchase Agreement dated December 16, 2021	Form S-4 Am. No. 4	333-262431	4.6	June 16, 2022
4.7	Form of Warrants to be issued pursuant to the Securities Purchase Agreement dated December 16, 2021	Form S-4 Am. No. 4	333-262431	4.7	June 16, 2022
4.8†	Description of Registrant’s Securities
10.1	Letter Agreement, dated July 14, 2021, by CleanTech Acquisition Corp.’s officers and directors.	Form 8-K	001-40611	10.1	July 21, 2021
10.2	Letter Agreement, dated July 14, 2021, by CleanTech Sponsor, LLC and CleanTech Investments, LLC.	Form 8-K	001-40611	10.2	July 21, 2021
10.3	Investment Management Trust Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	10.3	July 21, 2021
10.3.1	Amendment to the Investment Management Trust Agreement, dated July 19, 2022, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	1.1	July 19, 2022
10.4	Escrow Agreement, dated July 14, 2021, by and among CleanTech Acquisition Corp., Continental Stock Transfer & Trust Company and each of the initial stockholders.	Form 8-K	001-40611	10.4	July 21, 2021

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.5	Registration Rights Agreement, dated July 14, 2021, by and among CleanTech Acquisition Corp., and the initial stockholders.	Form 8-K	001-40611	10.5	July 21, 2021
10.6	Indemnity Agreements dated July 14, 2021 by and between CleanTech Acquisition Corp. and its directors and officers.	Form 8-K	001-40611	10.6	July 21, 2021
10.7	Subscription Agreement, dated July 14, 2021, by and between CleanTech Acquisition Corp., CleanTech Sponsor, LLC and CleanTech Investments, LLC.	Form 8-K	001-40611	10.7	July 21, 2021
10.8	Business Combination Marketing Agreement, dated July 14, 2021, by and between CleanTech Acquisition Corp. and Chardan Capital Markets, LLC.	Form 8-K	001-40611	10.8	July 21, 2021
10.9	Administrative Services Agreement, dated July 14, 2021, by and between CleanTech Acquisition Corp. and Chardan Capital Markets, LLC.	Form 8-K	001-40611	10.9	July 21, 2021
10.10	Financial Advisory Agreement by and between CleanTech Acquisition Corp. and Chardan Capital Markets, LLC dated December 14, 2021.	Form S-4 Am. No. 1	333-262431	10.10	March 31, 2022
10.11	Support Agreement by and among CleanTech Acquisition Corp., CleanTech Sponsor I LLC, CleanTech Investments, LLC and Nauticus Robotics, Inc.	Form 8-K	001-40611	10.1	December 17, 2021
10.12	Support Agreement by and among CleanTech Acquisition Corp., Nauticus Robotics, Inc. and certain shareholders of Nauticus Robotics, Inc.	Form 8-K	001-40611	10.2	December 17, 2021
10.13	Form of Subscription Agreement for certain investors	Form 8-K	001-40611	10.3	December 17, 2021
10.14	Securities Purchase Agreement by and among CleanTech Acquisition Corp., Nauticus Robotics, Inc. and certain investors named therein.	Form 8-K	001-40611	10.4	December 17, 2021
10.14.1	Agreement among CleanTech Acquisition Corp., Nauticus Robotics, Inc. and ATW Partners Opportunities Management, LLC dated January 31, 2022	Form S-4 Am. No. 1	333-262431	10.14.1	March 31, 2022
10.14.2	Letter Agreement between ATW Special Situations I LLC and Material Impact Fund II, L.P. dated December 15, 2021	Form S-4 Am. No. 3	333-262431	10.14.2	May 23, 2022
10.14.3	Letter Agreement between ATW Special Situations I and The 2022 SLS Family Irrevocable Trust dated September 9, 2022	Form 8-K	001-40611	10.14.3	September 15, 2022
10.15	Form of Nauticus Robotics, Inc. Stockholder Lock-up Agreement (included as Exhibit H-1 to Exhibit 2.1 hereto)	Form 8-K	001-40611	10.5	December 17, 2021
10.16	Form of Lock-up Agreement for certain holders of Nauticus Robotics, Inc. (f/k/a CleanTech Acquisition Corp.) (included as Exhibit H-2 to the Exhibit 2.1 hereto)	Form 8-K	001-40611	10.6	December 17, 2021

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.17	Form of Amended and Restated Registration Rights Agreement by and among CleanTech Acquisition Corp., Nauticus and certain stockholders.	Form 8-K	001-40611	10.7	December 17, 2021
10.18	Form of Director Nomination Agreement.	Form 8-K	001-40611	10.8	December 17, 2021
10.19	Director Designation Agreement	Form 8-K	001-40611	10.9	December 17, 2021
10.20	Battery Supplier Agreement, dated as of January 18, 2021.	Form S-4 Am. No. 4	333-262431	10.20	June 16, 2022
10.21	Fabrication Agreement, dated as of January 17, 2022.	Form S-4 Am. No. 4	333-262431	10.21	June 16, 2022
10.22	Construction Agreement, dated as of February 14, 2022.	Form S-4 Am. No. 4	333-262431	10.22	June 16, 2022
10.23	Commercial Proposal, dated as of December 6, 2021.	Form S-4 Am. No. 4	333-262431	10.23	June 16, 2022
10.24	Defense Innovation Unit Agreement, dated as of August 10, 2021.	Form S-4 Am. No. 4	333-262431	10.24	June 16, 2022
10.25	Subcontract Agreement, dated as of August 10, 2021.	Form S-4 Am. No. 4	333-262431	10.25	June 16, 2022
10.26	Amended and Restated Financial Advisory Agreement by and between Nauticus Robotics, Inc. and Coastal Equities, Inc. dated April 25, 2022	Form S-4 Am. No. 2	333-262431	10.27	April 27, 2022
10.27	Financial Advisory Agreement by and between CleanTech Acquisition Corp. and Roth Capital Partners, LLC dated February 11, 2022	Form S-4 Am. No. 3	333-262431	10.28	May 23, 2022
10.28	Financial Advisory Agreement by and among CleanTech Acquisition Corp., Nauticus Robotics, Inc. and Lake Street Capital Markets dated February 28, 2022	Form S-4 Am. No. 3	333-262431	10.29	May 23, 2022
10.29	Kongsberg Maritime AS Agreement, dated March 21, 2022	Form S-4 Am. No. 4	333-262431	10.30	June 16, 2022
10.30	Collaboration Agreement, dated as of December 4, 2020	Form S-4 Am. No. 4	333-262431	10.31	June 16, 2022
10.31	Memorandum of Understanding, effective as of April 21, 2022	Form S-4 Am. No. 3	333-262431	10.32	May 23, 2022
10.32++	2022 Nauticus Robotics, Inc. Omnibus Incentive Plan.	Form 8-K	001-40611	10.9	September 15, 2022
10.33+**	Agreement by and between Nauticus Robotics Brazil Ltda. and Petróleo Brasileiro S.A. entered into on May 23, 2023.	Form 8-k	001-40611	10.1	May 30, 2023
10.34	Form of Letter Agreements.	Form 8-K	001-40611	10.1	June 23, 2023
10.35	First Amendment to Registration Rights Agreement, dated as of June 22, 2023.	Form 8-K	001-40611	10.2	June 23, 2023
10.36+	Senior Secured Term Loan Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., ATW Special Situations II LLC, as collateral agent and lender, and the lenders party thereto.	Form 8-K	001-40611	10.1	September 21, 2023

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.37+	Pledge and Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., ATW Special Situations II LLC, as collateral agent.	Form 8-K	001-40611	10.2	September 21, 2023
10.38	Intellectual Property Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations II LLC, as collateral agent.	Form 8-K	001-40611	10.3	September 21, 2023
10.39	Subsidiary Guarantee, dated as of September 18, 2023, by Nauticus Robotics Holdings, Inc. and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	September 21, 2023
10.40	Intercreditor Agreement, dated as of September 18, 2023, by and between ATW Special Situations II LLC, as first lien collateral agent, and ATW Special Situations I LLC, as second lien collateral agent, and acknowledged and agreed by Nauticus Robotics, Inc. and Nauticus Robotics Holdings, Inc.	Form 8-K	001-40611	10.5	September 21, 2023
10.41+	Amendment to Securities Purchase Agreement, Senior Secured Convertible Debentures and Pledge and Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations I LLC, as agent and the Required Creditors.	Form 8-K	001-40611	10.6	September 21, 2023
10.42+	Pledge and Security Agreement, dated as of September 9, 2022, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations I LLC, as agent and creditor, and the other creditors party thereto.	Form 8-K	001-40611	10.7	September 21, 2023
10.43++	Offer Letter, dated September 27, 2023	Form 8-K	001-40611	10.1	October 2, 2023
10.44+	Agreement and Plan of Merger, dated as of October 2, 2023, by and among Nauticus Robotics, Inc., 3D Merger Sub, Inc. and 3D at Depth, Inc.	Form 8-K	001-40611	2.1	October 6, 2023
10.45+	Company Stockholder Support Agreement, dated as of October 2, 2023	Form 8-K	001-40611	10.1	October 6, 2023
10.46	Form of Lock-Up Agreement (large stockholders of 3DAD Form A)	Form 8-K	001-40611	10.2	October 6, 2023
10.47	Form of Lock-Up Agreement (large stockholders of 3DAD Form B)	Form 8-K	001-40611	10.3	October 6, 2023
10.48	Form of Lock-Up Agreement (minority stockholders of 3DAD) (included as Exhibit F to Exhibit 2.1)	Form 8-K	001-40611	10.4	October 6, 2023
10.49	Director Designation Letter Agreement, dated as of October 2, 2023, by and between Nauticus Robotics, Inc. and Schlumberger Technology Corporation	Form 8-K	001-40611	10.5	October 6, 2023
10.50	First Amendment to Senior Secured Term Loan Agreement dated December 31, 2023	Form 8-K	001-40611	10.1	January 5, 2024
10.51	Securities Purchase Agreement dated December 31, 2023	Form 8-K	001-40611	10.2	January 5, 2024
10.52	Nauticus Second Lien Restructuring Agreement dated December 31, 2023	Form 8-K	001-40611	10.3	January 5, 2024

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.53+	Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., ATW Special Situations Management LLC, as collateral agent and lender, and the lenders party thereto	Form 8-K	001-40611	10.1	February 5, 2024
10.54+	Pledge and Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.2	February 5, 2024
10.55+	Intellectual Property Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.3	February 5, 2024
10.56	Subsidiary Guarantee, dated as of January 30, 2024, by Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	February 5, 2024
10.57	Pari Passu Intercreditor Agreement, dated as of January 30, 2024, by and among ATW Special Situations Management LLC, as collateral agent for the lenders under the Term Loan Agreement, Acquiom Agency Services LLC, as collateral agent for the lenders under the 2023 Term Loan Agreement, and Nauticus Robotics, Inc., and Nauticus Robotics Holdings, Inc., as grantors	Form 8-K	001-40611	10.5	February 5, 2024
10.58	Intercreditor Agreement, dated as of January 30, 2024, by and between ATW Special Situations Management LLC, as 2024 first lien collateral agent, ATW Special situations I LLC, as second lien collateral agent, and acknowledged by Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC	Form 8-K	001-40611	10.6	February 5, 2024
10.59	Second Amendment to Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, ATW Special Situations I LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.7	February 5, 2024
10.60+	Second Agreement Regarding Incremental Loans, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.8	February 5, 2024
10.61	Form of Amendment and Exchange Agreement	Form 8-K	001-40611	10.9	February 5, 2024
10.62	Form of Original Issue Discount Exchanged Senior Secured Convertible Debenture Due September 9, 2026	Form 8-K	001-40611	10.10	February 5, 2024

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.63	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and SLS Family Irrevocable Trust	Form 8-K	001-40611	10.11	February 5, 2024
10.64	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.12	February 5, 2024
10.65++	Employment Agreement dated February 21, 2024 between John W. Gibson Jr. and Nauticus Robotics, Inc.	Form 8-K	001-40611	10.1	February 22, 2024
14.1	Code of Business Conduct and Ethics of Nauticus Robotics, Inc.	Form 8-K	001-40611	14.1	September 15, 2022
16.1	Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission	Form 8-K	001-40611	16.1	September 15, 2022
21.1†	List of Subsidiaries.
23.1†	Consent of Independent Registered Public Accounting Firm
31.1†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1†	Nauticus Robotics, Inc. Clawback Policy
101.INS†	Inline XBRL Instance Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 †	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†Filed herewith
*This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
**Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.
+Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
++Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 9, 2024	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 9, 2024	/s/ John W. Gibson, Jr.
John W. Gibson Jr.
Chief Executive Officer and President, and Director
(Principal Executive Officer)

April 9, 2024	/s/ Victoria Hay
Victoria Hay
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

April 9, 2024	/s/ Lisa J. Porter
Lisa J. Porter
Chairman of the Board

April 9, 2024	/s/ Jim Bellingham
Jim Bellingham
Director

April 9, 2024	/s/ Joseph W. Dyer
Joseph W. Dyer
Director

April 9, 2024	/s/ William H. Flores
William H. Flores
Director

April 9, 2024	/s/ Adam Sharkawy
Adam Sharkawy
Director

April 9, 2024	/s/ Eli Spiro
Eli Spiro
Director