Form 10-Q
period 2024-03-31
Nauticus Robotics, Inc.
filed 2024-05-14
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of May 10, 2024, the registrant had 62,431,772 shares of common stock outstanding.

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
The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on April 9, 2024.
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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,187,307	$753,398
Restricted certificate of deposit	50,706	201,822
Accounts receivable, net	157,327	212,428
Inventories	2,214,726	2,198,797
Prepaid expenses	1,579,585	1,889,218
Other current assets	316,018	1,025,214
Assets held for sale	1,310,832	2,940,254
Total Current Assets	11,816,501	9,221,131

Property and equipment, net	15,858,895	15,904,845
Operating lease right-of-use assets	1,568,705	834,972
Other assets	187,387	187,527
Total Assets	$29,431,488	$26,148,475

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$6,693,450	$7,035,450
Accrued liabilities	6,500,357	7,339,099
Contract liability	478,079	2,767,913
Operating lease liabilities - current	356,421	244,774
Total Current Liabilities	14,028,307	17,387,236
Warrant liabilities	8,726,903	18,376,180
Operating lease liabilities - long-term	1,229,219	574,260
Notes payable - long-term, net of discount (related party)	44,949,988	31,597,649
Total Liabilities	$68,934,417	$67,935,325

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, $0.0001 par value; 625,000,000 shares authorized, 57,317,025 and 50,035,824 shares issued, respectively, and 57,317,025 and 50,035,824 shares outstanding, respectively	$5,732	$5,004
Additional paid-in capital	78,869,430	76,999,849
Accumulated deficit	(118,378,091)	(118,791,703)
Total Stockholders’ Deficit	(39,502,929)	(41,786,850)
Total Liabilities and Stockholders’ Deficit	$29,431,488	$26,148,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2024	2023

Revenue:
Service	$464,354	$2,820,780
Total revenue	464,354	2,820,780

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	2,093,955	2,932,267
Depreciation	426,185	273,099
Research and development	63,534	226,967
General and administrative	3,430,010	5,212,644
Total costs and expenses	6,013,684	8,644,977

Operating loss	(5,549,330)	(5,824,197)

Other (income) expense:
Other (income) expense, net	(96,473)	1,152,381
Gain on lease termination	(15,365)	-
Foreign currency transaction loss (gain)	5,147	(9,884)
Change in fair value of warrant liabilities	(8,309,623)	2,236,904
Interest expense, net	2,453,372	4,935,067
Total other (income) expense, net	(5,962,942)	8,314,468

Net income (loss)	$413,612	$(14,138,665)

Basic earnings (loss) per share	$0.01	$(0.36)
Diluted loss per share	$(0.11)	$(0.36)

Basic weighted average shares outstanding	44,635,720	39,765,361
Diluted weighted average shares outstanding	66,742,808	39,765,361
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance at December 31, 2023	50,035,824	$5,004	$76,999,849	$(118,791,703)	$(41,786,850)
Stock-based compensation	-	-	530,655	-	530,655
Vesting of RSUs	1,581,201	158	(158)	-	-
Exercise of warrants	5,700,000	570	1,339,084	-	1,339,654
Net income	-	-	-	413,612	413,612
Balance at March 31, 2024	57,317,025	$5,732	$78,869,430	$(118,378,091)	$(39,502,929)

Balance at December 31, 2022	47,250,771	$4,725	$68,128,196	$(68,105,102)	$27,819
Stock-based compensation	-	-	1,214,863	-	1,214,863
Exercise of stock options	30,504	3	59,187	-	59,190
Net loss	-	-	-	(14,138,665)	(14,138,665)
Balance at March 31, 2023	47,281,275	$4,728	$69,402,246	$(82,243,767)	$(12,836,793)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$413,612	$(14,138,665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	426,185	273,099
Amortization of debt discount	1,159,596	907,865
Amortization of debt issuance cost	142,821	-
Accretion of RCB Equities #1, LLC exit fee	24,212	-
Stock-based compensation	530,655	1,214,863
Change in fair value of warrant liabilities	(8,309,623)	2,236,904
Non-cash impact of lease accounting	115,778	60,819
Gain on disposal of assets	(4,231)	-
Gain on lease termination	(15,365)	-
Gain on short-term investments	-	(40,737)
Changes in operating assets and liabilities:
Accounts receivable	55,101	(1,012,210)
Inventories	(15,930)	(4,346,657)
Contract assets	-	249,964
Other assets	1,196,413	(328,609)
Accounts payable and accrued liabilities	(22,133)	6,193,155
Contract liabilities	(2,289,834)	-
Operating lease liabilities	(67,539)	(143,729)
Net cash used in operating activities	(6,660,282)	(8,873,938)

Cash flows from investing activities:
Capital expenditures	(324,147)	(1,493,978)
Proceeds from sale of assets held for sale	384,708	-
Proceeds from sale of property and equipment	7,921	-
Proceeds from sale of short-term investments	-	5,000,000
Net cash from investing activities	68,482	3,506,022

Cash flows from financing activities:
Proceeds from notes payable	13,305,000	-
Payment of debt issuance costs on notes payable	(1,279,291)	-
Proceeds from exercise of stock options	-	59,190
Net cash from financing activities	12,025,709	59,190

Net change in cash and cash equivalents	5,433,909	(5,308,726)

Cash and cash equivalents, beginning of period	753,398	17,787,159
Cash and cash equivalents, end of period	$6,187,307	$12,478,433

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,469	$469,850
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Capitalized interest	$-	$234,985
Operating leases at inception	$1,185,119	$-
Exercise of warrants	$1,339,654	$-
Liabilities relieved through sale of asset held for sale	$1,158,609	$-
Transfer from assets held for sale to property and equipment	$55,642	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of the Business
Nauticus Robotics, Inc. (the “Company”, “our”, "us" or “we”) develops autonomous robots for the ocean industries. The Company’s principal corporate offices are located in Webster, Texas. Nauticus’ robotic systems and services are designed to address both commercial and government-facing customers. Autonomy requires the extensive use of sensors, artificial intelligence, and effective algorithms for perception and decision allowing the robot to adapt to changing environments. The Company’s business model includes using robotic systems for service, selling vehicles and components, and licensing of related software to both the commercial and defense business sectors. Nauticus has designed and is currently testing and certifying a new generation of vehicles to reduce operational cost and gather data to maintain and operate a wide variety of subsea infrastructure. Besides a standalone service offering, Nauticus’ approach to ocean robotics has also resulted in the development of a range of technology products for retrofit/upgrading legacy systems and other third-party vehicle platforms. Nauticus’ services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, to improve offshore health, safety, and environmental exposure.
Liquidity – The Company continues to develop its principal products and conduct research and development activities. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company has embarked on cost-cutting measures to continue to preserve cash. The Company may require additional liquidity to continue its operations over the next twelve months, which a current investor has committed to provide. The Company believes with this investor support that there will be sufficient resources to continue as a going concern for at least one year from the date that the condensed consolidated financial statements contained in this Form 10-Q are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, cash flows and changes in stockholders’ deficit for each period presented. All intercompany balances and transactions have been eliminated in preparation of these condensed consolidated financial statements. The condensed consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2023 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 1 to Nauticus Robotics, Inc.’s consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2024.
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
Cash and Cash Equivalents – The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts. There were no cash equivalents at March 31, 2024 and December 31, 2023.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Certificates of Deposit – The Company has restricted certificate of deposits of $50,706 and $201,822, held by a bank on our behalf as of March 31, 2024 and December 31, 2023, respectively. The restricted certificate of deposit at March 31, 2024, relates to a guarantee against corporate credit cards. $150,000 of the balance at December 31, 2023 relates to a certificate of deposit required to collateralize a letter of credit which was released in the first quarter of 2024, with the remainder relating to a guarantee against corporate credit cards.
Short-term Investments – On March 14, 2023, the Company received proceeds of $5,000,000 from the maturity of a short-term investment in a US Treasury Bill. The gain on the investment of $40,737 is included in other expense (income) on the condensed consolidated statements of operations for the three months ended March 31, 2023.
Accounts Receivable, Unbilled Revenues, and Allowance for Credit Losses – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “standard”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, the FASB issued several standard updates to clarify and improve the ASU. These ASUs significantly change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model that will be based on an estimate of current expected credit loss (“CECL”). Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in Topic 326 were trade accounts receivable and unbilled revenues. The Company adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new and enhanced disclosures.

With the adoption of ASU 2016-13, accounts receivable and contract assets are recorded at the invoiced amount and do not typically bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. The Company's accounts receivables are primarily derived from the provision of services to our customers. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable and contract assets are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible.
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
The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized as income in the year of recovery and as a reduction to the allowance, in accordance with the entity’s accounting policy election.

Assets Held For Sale ("AHFS") - Long-lived assets identified as assets held for sale are categorized on the balance sheet as current assets and are measured at the lower of carrying value or fair value less any costs to sell. Any liabilities associated with the assets being sold are categorized on the balance sheet as current liabilities. AHFS are no longer depreciated or amortized.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales for the three months ended March 31, 2024 and 2023, respectively.
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
Firm-fixed price contracts present the risk of unreimbursed cost overruns, potentially resulting in lower-than-expected contract profits and margins. This risk is generally lower for cost plus fixed fee contracts which, consequently, often have a lower margin.
Inventories – The inventories of Olympic Arms comprise raw materials, work in progress, and finished goods, as applicable, and are valued at the lower of cost or net realizable value. Work in progress and finished goods inventories include raw materials, direct labor and production overhead. The Company periodically reviews inventories on hand and current market conditions to determine if the cost of raw materials, work in progress and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The associated impairment is charged as a standalone expense on the condensed consolidated statement of operations. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. The associated write-downs or write-offs of inventory are charged to cost of sales.
Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Raw material and supplies	$897,880	$898,335
Work in progress	1,316,846	1,300,462
Finished goods	-	-
Total inventories	$2,214,726	$2,198,797
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain income tax positions as of March 31, 2024, and December 31, 2023.
Foreign Currency Gains and Losses – The Company purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded $5,147 of foreign currency transaction losses and $9,884 of foreign currency transaction gains for the three months ended March 31, 2024 and 2023, respectively.
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
We have determined that the Public and Private warrants should be accounted for as liabilities. The Private Warrants and Public Warrants were initially recorded at their estimated fair value. They are then revalued at each reporting date thereafter, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement). The Public Warrants are valued using their publicly-traded price at each measurement date (a Level 1 measurement).
We have determined that the SPA Warrants should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value and are then revalued at each reporting date thereafter, with changes in the fair value reported in the condensed consolidated Company’s statements of operations. Derivative warrant liabilities are classified in our balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Original SPA Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement).
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings Inc.’s Common Stock are entitled to received their pro-rata share of Earnout Shares which are held in escrow. The Earnout Shares will be released upon the

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
occurrence of a triggering event within 5 years of the issue date (see Note 11, "Equity"). The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon issuance and will not be subsequently remeasured. A Monte Carlo valuation model (a Level 3 measurement) determined their estimated fair value upon issuance.
Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. During the three months ended March 31, 2023, the Company capitalized interest totaling $234,985, of which $95,886 and $139,099 related to inventory and property and equipment, respectively. The Company did not capitalize interest during the three months ended March 31, 2024.
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
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the three months ended March 31, 2024, sales to two customers accounted for 100% of total revenue. The total balance due from these customers as of March 31, 2024, comprised 69% of accounts receivable. During the three months ended March 31, 2023, sales to two customers accounted for 99% of total revenue. The total balances due from these customers as of December 31, 2023, made up 68% of accounts receivable, with the remaining 32% due from one other customer. No other customer represented more than 10% of our revenue. Loss of these customers could have a material adverse impact on the Company.
Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. There was no material impact to the condensed consolidated financial statements for these changes.
Accounting Standards Issued but not adopted as of March 31, 2024 - In November of 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on the disclosures within our condensed consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our condensed consolidated financial statements.
There are no other new accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Revenue
The following table presents the components of our revenue:

	Three months ended March 31,
	2024	2023
Cost plus fixed fee	$214,414	$1,949,509
Firm fixed-price	249,940	871,271
Total	$464,354	$2,820,780
Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.
Contract Balances – Accounts receivable, net as of March 31, 2024, totaled $157,327 due from customers for contract billings and is expected to be collected within the next three to six months. As of December 31, 2023, accounts receivable, net totaled $212,428. As of March 31, 2024, and December 31, 2023, allowances for doubtful accounts included in accounts receivable totaled $0. Bad debt expense was $39 and $0 for the three months ended March 31, 2024 and 2023.
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets were $0 at March 31, 2024 and December 31, 2023.
Contract liabilities include billings in excess of revenue recognized and accruals for certain contract obligations. The Company had contract liabilities at March 31, 2024 and December 31, 2023 of $478,079 and $2,767,913, respectively, which includes costs accrued for an ongoing contract expected to be loss making. The loss on contract was reported on the consolidated income statement in the fourth quarter of the year ended December 31, 2023. The decrease in contract liabilities at March 31, 2024 is primarily attributable to costs incurred on the loss making contract in the first quarter of 2024 being offset against the accrual.
Unfulfilled Performance Obligations – As of March 31, 2024, we expect to recognize approximately $1,090,000 of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.
The following table summarizes the expected revenue from our unfilled performance obligations as of March 31, 2024:

	Expected Revenue from Unfulfilled Performance Obligations by Period
	Total	2024

Unfulfilled performance obligations:
Performance obligations	$1,090,000	$1,090,000
Total unfulfilled performance obligations	$1,090,000	$1,090,000
If any of our contracts were to be modified or terminated, the expected value of the unfulfilled performance obligations of such contracts would be reduced.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid material purchases	$157,953	$440,091
Prepaid insurance	1,238,803	1,282,703
Other prepayments	182,829	166,424
Total prepaid expenses	$1,579,585	$1,889,218

Term loan receivable	$-	$695,000
Other current assets	316,018	330,214
Total other current assets	$316,018	$1,025,214
5. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	March 31, 2024	December 31, 2023
Leasehold improvements	5	$796,136	$796,136
Property & equipment	3-5 years	6,315,759	5,906,859
Technology hardware equipment	3-5 years	1,899,513	1,907,770
Total		9,011,408	8,610,765
Less accumulated depreciation		(2,478,158)	(2,035,034)
Construction in progress		9,325,645	9,329,114
Total property and equipment, net		$15,858,895	$15,904,845
During the year ended December 31, 2023, the Company conducted a thorough review of its assets and decided to divest items that no longer aligned with its strategic objectives. This strategic shift aimed to enhance cash flow within the company. Consequently, through an update of its business model, the Company identified and reclassified $2,940,254 worth of property and equipment, including Hydronaut vessels, the Drix unmanned surface vessel, and other miscellaneous equipment, as AHFS. At March 31, 2024 property and equipment totaling $1,310,832 remains as AHFS with the decrease driven primarily by the sale of Hydronaut vessels 2 and 3 on January 22, 2024, for $1,533,609 which included cash of $375,000, combined with the offset of open payable invoices. The Company is actively pursuing the sale of the remaining assets earmarked for sale and anticipates that the majority will be sold by the end of the third quarter of 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued compensation	$425,186	$618,630
Accrued severance	1,130,217	1,375,000
Accrued professional fees	780,647	1,355,721
Accrued insurance	970,840	876,150
Accrued sales and property taxes	768,927	885,292
Accrued royalties	287,500	250,000
Accrued interest	1,466,433	-
Accrued AHFS liability	-	1,158,609
Accrued lease termination costs	657,000	657,000
Other accrued expenses	13,607	162,697
Total accrued expenses	$6,500,357	$7,339,099
In April 2023, the Company received correspondence from the State of Texas assessing a sale and use tax liability of $575,602. The sales and use tax audit is currently ongoing. The accrual is recorded under accrued liabilities of the condensed consolidated balance sheet as of March 31, 2024.
The Hydronaut vessels 2 and 3 are reported as AHFS at December 31, 2023 at an amount based on an offer for sale. The offer for sale contains both cash and non-cash considerations. The AHFS liability of $1,158,609 includes the non-cash consideration, which are purchase invoices submitted by the purchaser that will be foregone upon closing of the sale. Hydronaut vessels 2 and 3 were sold on January 22, 2024, and the AHFS current asset of December 31, 2023 was offset with the AHFS liability and cash received.
In December 2023, the Company started negotiations to exit a lease for office space. The negotiations completed in March 2024 with the Company agreeing a settlement figure with the lessor of $657,000. See Note 8, "Leases" for further discussion. The accrual is recorded under accrued liabilities on the condensed consolidated balance sheet as of December 31, 2023.
7. Notes Payable
Notes payable consisted of the following:

	March 31, 2024	December 31, 2023
Convertible secured debentures	$36,530,320	$36,530,320
Convertible senior secured term loan	25,600,000	12,295,000
Total	62,130,320	48,825,320
Less: debt discount, net	(15,443,684)	(16,593,357)
Less: capitalized debt issuance costs	(1,788,468)	(661,922)
Senior bridge note exit fee provision	51,820	27,608
Total notes payable – long-term	$44,949,988	$31,597,649

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Convertible Secured Debentures
On September 9, 2022, we issued Debentures, secured debt instruments, which featured a 2% original issue discount, in an aggregate principal amount of $36,530,320, together with 2,922,425 associated warrants ("Original SPA Warrants"), for gross proceeds of $35,800,000. The fair value of the Original SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. This amount was recorded as a warrant liability and, together with the original issue discount, was recognized as a debt discount upon issuance totaling $21,679,716.
The Debentures were convertible at each holder’s option at 120% of the principal amount at a conversion price of $15.00 or 2,922,425 shares of Common Stock, subject to certain adjustments including full ratchet anti-dilution price protections. Interest accrued on the outstanding principal amount of the Debentures at 5% per annum, payable quarterly. The Debentures were secured by first priority interests, and liens on, all our assets, and are scheduled to mature on the fourth anniversary of the date of issuance, September 9, 2026.
Exchanged Senior Secured Convertible Debenture
On January 30, 2024, the Company and certain of its subsidiaries and ATW Special Situations I LLC ("ATW I") entered into an Amendment and Exchange Agreement (the “Amendment and Exchange Agreement”), pursuant to which ATW I transferred its existing 5% Original Issue Discount Senior Secured Convertible Debenture to the Company in exchange for a new Original Issue Discount Exchanged Senior Secured Convertible Debenture due September 9, 2026 (the “New Debenture”) in the aggregate principal amount of $29,591,600. The Amendment and Exchange Agreement provides for certain amendments to the Securities Purchase Agreement dated December 16, 2021, as amended, and contains certain covenants of the Company to, among other items, hold one or more stockholder meetings in respect of the shares of the Company’s common stock underlying the New Debentures and obtain certain voting agreements related thereto. In addition, on January 30, 2024, the Company and certain of its subsidiaries entered into additional Amendment and Exchange Agreements with Material Impact Fund II, L.P. (MIF) and SLS Family Irrevocable Trust on substantially similar terms, pursuant to which MIF and SLS Family Irrevocable Trust transferred their existing 5% Original Issue Discount Senior Secured Convertible Debentures to the Company in exchange for New Debentures in the aggregate principal amount of $5,102,000 and $1,836,720, respectively.
The New Debentures provide for, among other items: (a) an interest rate of 5% per annum, payable quarterly in shares of the Company’s common stock (if the conditions described therein are met) and/or in cash, at the Company’s option; (b) conversion by the holder into shares of the Company’s common stock at any time (subject to limitations on conversion described therein); (c) a conversion price of $0.4582 (subject to adjustment as provided therein) with shares of the Company’s common stock issuable on conversion determined by dividing 120% of the applicable “conversion amount” (as defined in the New Debenture) by the conversion price; (d) prior to the date of sale of the Company’s common stock (or equivalents) in one or in a series of transactions resulting in net cash proceeds to the Company of at least $30 million an alternate conversion price at the lower of (1) $0.4582 (subject to adjustment as provided therein) and (2) the greater of a floor price of $0.0878 (subject to adjustment as provided therein) and 98% of the lowest volume-weighted average price ("VWAP") of the Company’s shares of commons stock during the applicable 10-trading day period (subject to payment in cash if the applicable VWAP calculation is less than the floor price), and an interest conversion rate of 90% of such alternate conversion price; and (d) an option by the holder to extend the maturity date by an additional year.
Generally, upon an event of default the outstanding principal, interest, liquidated damages, and other amounts become immediately due and payable in cash (and interest then accrues at 18% per annum). The obligations of the Company under the New Debentures are generally secured by all assets of the Company and its subsidiaries, and are generally guaranteed by the Company’s subsidiaries. The New Debentures include, among other items, representations, warranties, affirmative and negative covenants, certain adjustments (including in respect of stock dividends, stock splits, and subsequent equity sales and rights offerings, pro rata distributions, and fundamental transactions), certain limitations on share issuances (including prior to stockholder approval), optional redemption, liquidated damages, events of default, and remedies, in each case, as further described therein.
As of March 31, 2024 and December 31, 2023, the convertible secured debentures payable was $21,086,636 and $19,936,963, respectively, including unamortized debt discount of $15,443,684 and $16,593,357, respectively. The debt

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
discount is being accreted to interest expense over the four-year term of the Debentures. Debt discount amortization of $1,149,672 was included within interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2024. The Debentures effective interest rate was approximately 22.7% at March 31, 2024 and 25.2% at March 31, 2023.
RCB Equities #1, LLC
On July 14, 2023, the Company issued a secured promissory note to RCB Equities #1, LLC (RCB) for $5,000,000. The promissory note included a 2.5% original issue discount or $125,000, interest at 15% per annum, and was scheduled to mature on September 9, 2026. The promissory note provided for an exit fee of $125,000 if paid off in full between October 12, 2023, and the maturity date, with no other considerations triggered for premiums or penalties. Further, the promissory note provided for an automatic rollover into the structure of certain future debt-financing transactions. On September 18, 2023, the RCB promissory note was rolled into the convertible senior secured term loan discussed below bearing interest at 12.5% per annum including the $125,000 exit fee.
Convertible Senior Secured Term Loan
On September 18, 2023, the Company entered into a convertible senior secured term loan agreement, the "2023 Term Loan Agreement", with ATW Special Situations II LLC ("ATW II") as collateral agent (in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited, ATW I, MIF, and RCB, as lenders.
The 2023 Term Loan Agreement provides the Company with up to $20 million of secured term loans. Any portion of the outstanding principal amount of the loans is prepayable at the Company’s option pro rata to each Lender upon at least 5 days' prior written notice to each Lender.
The initial amount funded under the 2023 Term Loan Agreement was $11,600,000, (the "2023 Term Loan"). The 2023 Term Loan Agreement included a 2.5% exit fee of $290,000, bearing interest at 12.50% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The exit fee is being provided for over the period of the loan. The loan agreement included a 2.5% original issue discount of $125,000 from the RCB promissory note. The loan includes assumed legal fees of $577,500 and deemed interest from convertible debentures of $378,118. The debt discount is being accreted to interest expense over the period of the loan. The legal fees are being amortized to interest expense over the period of the loan. The Loans will mature on the earliest of (a) the third anniversary of the date of the 2023 Term Loan Agreement of September 17, 2026, (b) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022.
Subject to the terms and conditions of the 2023 Term Loan Agreement, the Company may, upon at least two trading days’ written notice to the Lenders, elect to redeem some or all of the then outstanding principal amount of the Loans. In connection with any such election, which shall be irrevocable, the Company shall pay each Lender, on a pro rata basis, an amount in cash equal to the greater of (x) the sum of (i) 100% of the then outstanding principal amount of the Loans, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the Loans (including, without limitation, the Exit Fee (as defined in the 2023 Term Loan Agreement)) (the “Optional Redemption Amount”) and (y) the product of (i) the aggregate number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), then issuable upon conversion of the applicable Optional Redemption Amount (without regard to any limitations on conversion set forth in the 2023 Term Loan Agreement) multiplied by (ii) the highest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding the date that the applicable notice of redemption is delivered to the Lenders and ending on the trading day immediately prior to the date the Company makes the entire payment required to be made in connection with such redemption.
The Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $6.00 per share of Common Stock (the “Conversion Price”), subject to certain customary anti-dilution adjustments as described in the 2023 Term Loan Agreement.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
First Amendment to Convertible Senior Secured Term Loan
On December 31, 2023, the Company entered into a First Amendment to 2023 Term Loan Agreement, dated as of December 31, 2023 (the “First Amendment”), by and among the Company, the subsidiary guarantors (as defined in the First Amendment) and ATW II which amended that certain 2023 Term Loan Agreement dated as of September 18, 2023 (as the same may be amended, restated, supplemented or otherwise modified from time to time, the “Term Loan Agreement”) with ATW II, as collateral agent (as replaced by Acquiom Agency Services LLC, in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited (“Transocean Finance”), ATW I, MIF, and RCB, as lenders (collectively, the “Initial Lenders”).
The First Amendment provided the Company with an incremental loan in the aggregate principal amount of $695,000 (the “December 2023 Incremental Loan”), subject to the terms and conditions set forth in the Term Loan Agreement and the First Amendment. The total loan funded under the Term Loan Agreement and First Amendment as of December 31, 2023 is $12,295,000. The December 2023 Incremental Loan would be made on the same terms as the 2023 Term Loan and be deemed to be Additional Term Loans for all purposes under the Term Loan Agreement. The loan assumed debt issuance costs of $72,000 which are being amortized to interest expense over the period of the loan.
Second Amendment to convertible Senior Secured Term Loan
On January 30, 2024, the Company entered into a Second Amendment to Term Loan Agreement, dated as of January 30, 2024 (the “Second Amendment”), by and among the Company, the guarantors (as defined in the Second Amendment) and the required lenders (as defined in the Second Amendment), which amended that certain Term Loan Agreement, dated as of September 18, 2023, by and among the Company, Transocean Finance, ATW I, MIF and RCB as lenders and ATW II, as collateral agent (as succeeded by Acquiom Agency Services LLC).
In connection with the Second Amendment, the Company also entered into a Second Agreement regarding incremental loans, dated as of January 30, 2024 (the “Second Agreement”), by and among the Company, the guarantors (as defined in the Second Agreement), and ATW II and MIF, as incremental lenders. The Second Agreement provides the Company with an incremental loan in the aggregate principal amount of $3,753,144 (the “January 2024 Incremental Loan”). The January 2024 Incremental Loan would be made on the same terms as the 2023 Term Loan and be deemed to be Additional Term Loans for all purposes under the Term Loan Agreement.
New Senior Secured Term Loan Agreement
On January 30, 2024, the Company also entered into a senior secured term loan agreement (the “2024 Term Loan Agreement”) with ATW Special Situations Management LLC (“ATW Management”), as collateral agent (in such capacity, the “Collateral Agent”) and lender, and ATW Special Situations III LLC (“ATW III”), MIF, VHG Investments, ATW II and ATW I, as lenders.
The 2024 Term Loan Agreement provides the Company with an aggregate $9,551,856 of secured term loans (the "2024 Loans"). Any portion of the outstanding principal amount of the 2024 Loans are prepayable at the Company’s option pro rata to each Lender upon at least 5 days’ prior written notice to each Lender. The 2024 Term Loan Agreement also provides for up to an additional $6 million of secured term loans within 180 days of signing, $1 million of which has already been committed by ATW III or an affiliate. The 2024 Loans assumed debt issuance costs of $1,237,291 which are being amortized to interest expense over the period of the loan.
The 2024 Loans bear interest at the rate of 15% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The 2024 Loans (other than the ATW Extended Maturity Term Loan) will mature on the earliest of: (a) the third anniversary of the date of the Term Loan Agreement, (b) the maturity of the Indebtedness under that certain Term Loan Agreement among the Company, the lenders party thereto and Acquiom Agency Services LLC, as collateral agent, dated September 18, 2023, as amended on December 31, 2023, and as further amended on January 30, 2024 (the “Term Loan Agreement”), and (c) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022 (the “Original Debentures”), issued by the Company pursuant to that certain Securities Purchase Agreement, dated as of December 16, 2021, as amended on January 31, 2022, and as further amended on September 9, 2022, and as further amended on January 30, 2024 (the “SPA”). The ATW

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Extended Maturity Term Loan will mature on the earlier of the 30th anniversary of the date of the Term Loan Agreement or such earlier date as is required or permitted to be repaid under the Term Loan Agreement.
The 2024 Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the 2024 Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $0.4582 per share of Common Stock, subject to certain adjustments as described in the 2024 Term Loan Agreement.
As of March 31, 2024 and December 31, 2023, $23,863,352 and $11,660,686, respectively, was payable under the 2023 Term Loan, the December 2023 Incremental Loan, the January 2024 Incremental Loan and the 2024 Loans (collectively the "convertible senior term loans") including unamortized debt issuance costs of $1,788,468 and $661,922, respectively, and a provision for exit fees of $51,820 and $27,608, respectively. Interest expense for the three months ended March 31, 2024 includes $9,924 of debt discount amortization, $24,212 provision for exit fees and $142,821 amortization of debt issuance costs.
8. Leases
The Company determines if an arrangement is a lease at inception based on whether the Company has the right to control the use of an identified asset, the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. After the criteria are satisfied, the Company accounts for these arrangements as leases in accordance with ASC 842, Leases. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, including payments at commencement that depend on an index or rate. For leases in which the Company is the lessee and do not have a readily determinable implicit rate, an incremental borrowing rate, based on the information available at the lease commencement date, is utilized to determine the present value of lease payments. When a secured borrowing rate is not readily available, unsecured borrowing rates are adjusted for the effects of collateral to determine the incremental borrowing rate. The Company uses the implicit rate for agreements in which it is a lessor. The Company has not entered into any material agreements in which it is a lessor. Lease expense and lease income are recognized on a straight-line basis over the lease term for operating leases.
In March 2024, the Company extended the lease on its current office and manufacturing facility for an additional 3 years. The incremental borrowing rate on this lease of 8% was used to determine the present value of lease payments and establish the right-of-use asset and lease liability at lease inception for this lease.
In July of 2023, the Company entered into an operating lease for office space in Scotland. The lease has a term of 5 years with two options to extend. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease. During the first quarter of 2024 management decided the Company would not extend this lease beyond its initial term and a loss on lease termination of $356 was reported under other (income) expense on the condensed consolidated statement of operations.
In August of 2023, the Company entered into an operating lease for office space in Norway. The lease has a term of 5 years. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease. During the first quarter of 2024, the Company agreed with the lessor to reduce the size of the office space leased and a gain on lease termination of $15,721 was reported under other (income) expense on the condensed consolidated statement of operations.
The Company’s other operating leases include leases for certain office equipment.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the Company’s lease costs which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2024	2023
Fixed lease expense	$136,645	$102,969
Variable lease expense	124,361	8,935
Total operating lease expense	261,006	111,904
Short-term lease expense	20,513	-
Total lease expense	$281,519	$111,904
Cash paid for operating leases was $147,116 and $92,629 for the three months ended March 31, 2024, and March 31, 2023, respectively.
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed balance sheets:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$1,568,705	$834,972

Current portion of operating lease liabilities	356,421	244,774
Long-term operating lease liabilities	1,229,219	574,260
Total operating lease liabilities	$1,585,640	$819,034
For operating lease assets and liabilities, the weighted average remaining lease term was 3.9 years and 8.7 years as of March 31, 2024, and December 31, 2023, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 12.6% as of March 31, 2024, and 14.3% as of December 31, 2023.
The following table presents the Company’s maturities of lease liabilities as of March 31, 2024:

2024 (excluding the three months ended March 31, 2024)	$366,040
2025	573,152
2026	583,306
2027	316,110
2028	53,409
2029 onward	-
Total lease payments	1,892,017
Total present value discount	(306,377)
Operating lease liabilities	$1,585,640
9. Commitments and Contingencies
Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Income Taxes
Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the three months ended March 31, 2024, or 2023. The Company has a full valuation allowance against its deferred income tax assets as of March 31, 2024, and December 31, 2023, respectively.
11. Equity
Common Stock – A total of 57,317,025 shares of Common Stock were outstanding as of March 31, 2024.
On December 31, 2023, the Company and ATW I, as the purchaser, entered into a Securities Purchase Agreement (the “PIPE SPA”), pursuant to which the purchaser agreed to purchase up to an aggregate of $5,000 of the shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at a $2 per share purchase price. The sale of these shares of Common Stock was subject to the terms and conditions set forth in the PIPE SPA and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder as a transaction by an issuer not involving a public offering. As a result of the sale of shares under the PIPE SPA, the conversion prices under the warrants and debentures issued pursuant to the Securities Purchase Agreement were reset to $2 pursuant to their terms, removing future dilutive effects pursuant to the “ratchet” provisions of such warrants and debentures.
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings’ Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 7,499,993 Earnout Shares which are held in escrow. The Earnout Shares will be released from escrow upon the occurrence of the following (each a "triggering event"):
i.one-half of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $15.00 per share over any 20 trading days within a 30-day trading period;
ii.one-quarter of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $17.50 per share over any 20 trading days within a 30-day trading period; and
iii.one-quarter of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $20.00 per share over any 20 trading days within a 30-day trading period.
As of March 31, 2024, the Earnout targets have not been achieved, and the Earnout Shares remain in escrow.
12. Warrants
Public Warrants – We assumed 8,624,991 Public Warrants on September 9, 2022 which remained outstanding as of March 31, 2024. Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days of September 9, 2022, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise, subject to the terms of the governing warrant agreement, Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants expire on September 9, 2027, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2024 and December 31, 2023 at $251,850 and $451,088, respectively, based on their publicly-traded price. The gain in value of the Public Warrants during the three months ended March 31, 2024 and 2023, was $199,238 and $319,247, respectively, and was reported within other (income) expense in our condensed consolidated statements of operations.
Private Warrants – We assumed 7,175,000 Private Warrants, which are not publicly traded, on September 9, 2022. These remained outstanding as of March 31, 2024. Each whole Private Warrant is exercisable for one share of Common Stock at an exercise price of $11.50 and is identical in all material respects to the Public Warrants except that the Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.
The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2024 and December 31, 2023 at $212,476 and $380,531, respectively. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.32, no assumed dividends, a risk-free rate of 4.36%, implied volatility of 99.9%, and a remaining term of 3.44 years. The gain in the value of the Private Warrants during the three months ended March 31, 2024 and 2023, totaled $168,055 and $281,362, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.
SPA Warrants – On September 9, 2022 and pursuant to the Securities Purchase Agreement, we issued an aggregate 2,922,425 Original SPA Warrants to the SPA Parties. Upon issuance, each whole Original SPA Warrant was exercisable over its 10-year term for one share of Common Stock at a price of $20.00 per share, subject to certain adjustments including full ratchet anti-dilution price protections.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the third quarter of 2023, the Company issued 1,890,066 shares of Common Stock as payment for liquidated damages and interest of $4,320,690, and the damages and interest were recorded under interest expense in the condensed consolidated statements of operations. The settlement date of the liquidated damages occurred August 3, 2023, with a closing price of $1.95, with the change in the agreed upon price of $2.286 to settlement resulting in a gain of $635,061, which was also included in interest expense in the condensed consolidated statements of operations.
Pursuant to the RRA Amendment, the Company also agreed to file a registration statement for the registration and resale of the RRA Amendment Shares by the SPA Parties and to cause such registration statement to become effective as soon as practicable thereafter in accordance with the terms of the RRA, as amended by the RRA Amendment. The registration statement was filed on August 7, 2023 and was declared effective on September 12, 2023.
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
On June 23, 2023, pursuant to its Letter Agreement with the Company, ATW I exercised 165,713 Amended SPA Warrants, pursuant to which 165,713 shares of Common Stock and 165,713 New SPA Warrants were issued to ATW by the Company in accordance with the terms of the Letter Agreement. The Company received proceeds of $338,055 from the warrants exercised by ATW.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
statement, exercise its New SPA Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.
On December 31, 2023, the Company and ATW I, as the purchaser, entered into a Securities Purchase Agreement (the "PIPE SPA"), pursuant to which the purchaser agreed to purchase up to an aggregate of $5,000 shares of Common Stock of the Company at a $2 per share purchase price. Based on the PIPE SPA, the exercise price of the SPA Warrants was reset from $6.00 to $2.00.
In March 2024, ATW I exercised 5,700,000 SPA Warrants in exchange for Common Stock. The Company did not receive cash in respect of this transaction.
Unless context otherwise requires, the term “SPA Warrants” means (i) before the entry into the Letter Agreements, the Original SPA Warrants, and (ii) upon and following the entry into the Letter Agreements, (a) the Amended SPA Warrants, and (b) the New SPA Warrants.
The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2024, at $8,262,577 and as of December 31, 2023 at $17,544,561. The fair value of the SPA Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.32, no assumed dividends, implied volatility of 99.9%, and a remaining term of 8.5 years. The change in value of the SPA Warrants during the three months ended March 31, 2024 and 2023, was a gain of $7,942,330 and a loss of $2,837,513, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.
13. Stock-Based Compensation
On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our board of directors ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. During the three months ended March 31, 2024, 8,197,428 RSUs were granted with a weighted-average grant-date fair value of $0.33. As of March 31, 2024, 8,646,527 equity units remained outstanding.
At September 9, 2022, 279,464 options originally issued under the 2015 Equity Incentive Plan were converted into 3,970,266 options to purchase shares of our Common Stock. As of March 31, 2024, 2,555,470 options remained outstanding.
Total stock-based compensation expense including options, PRSUs, and RSUs for the three months ended March 31, 2024 and 2023, net of forfeiture adjustments, totaled $530,655 and $1,214,863, respectively.
14. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $55,003 and $117,342 for the three months ended March 31, 2024 and 2023, respectively.
15. Related Party Transactions
SPA Warrants – The SPA Warrants are held by related parties ATW I, MIF and SLS Family Irrevocable Trust (see Note 12 – Warrants). In March 2024, ATW exercised 5,700,000 SPA Warrants in exchange for Common Stock.
Convertible Secured Debentures – On January 30, 2024, the Company and certain of its subsidiaries and ATW I entered into an Amendment and Exchange Agreement (the “Amendment and Exchange Agreement”), pursuant to which ATW I transferred its existing 5% Original Issue Discount Senior Secured Convertible Debenture to the Company in exchange for a new Original Issue Discount Exchanged Senior Secured Convertible Debenture due September 9, 2026 (the “New

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debenture”) in the aggregate principal amount of $29,591,600. In addition, on January 30, 2024, the Company and certain of its subsidiaries entered into additional Amendment and Exchange Agreements with MIF and SLS Family Irrevocable Trust on substantially similar terms, pursuant to which MIF and SLS Family Irrevocable Trust transferred their existing 5% Original Issue Discount Senior Secured Convertible Debentures to the Company in exchange for New Debentures in the aggregate principal amount of $5,102,000 and $1,836,720, respectively. (see Note 7, “Notes Payable”).

For the three months ended March 31, 2024, interest payable to ATW, MIF, and SLS Family Irrevocable Trust was $369,895, $63,775 and $22,959 respectively. For the three months ended March 31, 2023 interest payable to ATW, MIF, and SLS Family Irrevocable Trust was $369,895, $65,192 and $22,959 respectively.

Convertible Senior Secured Term Loans – In the third quarter of 2023, the Company entered into a convertible senior secured term loan with related parties ATW II, ATW I, MIF and other non-related party lenders. The loan was subsequently amended in the fourth quarter of 2023 and the first quarter of 2024 (see Note 7, “Notes Payable”).

On January 30, 2024, the Company also entered into the 2024 Term Loan Agreement with related parties ATW Management, as collateral agent and lender, and ATW III, ATW II, ATW I, MIF and another non-related party lenders. The principal amounts outstanding on the convertible senior term loans to related parties ATW I, ATW II, ATW III and MIF at March 31, 2024 were $1,933,362, $5,666,638, $1,000,000 and $4,000,000, respectively. For the three months ended March 31, 2024, interest payable to ATW I, ATW II, ATW III and MIF was $58,609, $140,514, $25,000 and $102,083, respectively.
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company for the three months ended March 31, 2024 was $220,000 and accounts payable included $102,824 and $95,177 due to Flexible Consulting, LLC at March 31, 2024 and December 31, 2023, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16. Earnings (Loss) Per Share
The following table is the basic and diluted earnings (loss) per share computation:

	Three months ended March 31,
	2024	2023
Numerator:
Net income (loss) for basic earnings per share	$413,612	$(14,138,665)
Adjustments to net income (loss) available to shareholders
Change in fair value of SPA warrant liabilities	(7,942,330)	-
Adjusted net loss for diluted earnings per share	$(7,528,718)	$(14,138,665)

Denominator:
Weighted average shares used to compute basic EPS	44,635,720	39,765,361
Dilutive effect of:
Restricted and performance stock units	434,562	-
SPA Warrants	21,672,526	-
Weighted average shares used to compute diluted EPS	66,742,808	39,765,361

Basic earnings (loss) per share	$0.01	$(0.36)
Diluted loss per share	$(0.11)	$(0.36)

Anti-dilutive securities excluded from shares outstanding:
Stock options	2,555,470	3,472,129
Restricted and performance stock units	4,624,496	3,169,269
Warrants	15,800,000	18,722,425
Earnout shares	7,499,993	7,499,993
Convertible debt	119,192,018	2,922,425
Total	149,671,977	35,786,241
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
The Company’s non-financial assets measured at fair value on a recurring basis include Public, Private and SPA Warrants. The Private and SPA Warrants are considered Level 3 measurements as they involve significant unobservable inputs. See Note 12 for more information about the valuation methodologies and assumptions.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of March 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liability - Public Warrants	$251,850	$251,850	$-	$-
Warrant liability - Private Warrants	212,476	-	-	212,476
Warrant liability - SPA Warrants	8,262,577	-	-	8,262,577
Total	$8,726,903	$251,850	$-	$8,475,053
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

Warrant Liability
Balance, December 31, 2023	$18,376,180
Exercise of warrants	(1,339,654)
Change in fair value of warrant liabilities	(8,309,623)
Balance, March 31, 2024	$8,726,903
18. Subsequent Events
On May 1, 2024, the Company entered into an amendment (the "Amendment") to the 2024 Term Loan Agreement dated January 30, 2024 between the Company, ATW Management, as collateral agent, and the lenders party thereto. Pursuant to the Amendment, ATW III, one of the lenders under the 2024 Term Loan Agreement, will loan an additional $1,000,000 (the "2024 Incremental Loan") to the Company, as previously described in the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on February 5, 2024. The Incremental Loan will have the same terms as the Term Loan Agreement and will mature on the 30th anniversary of the date of the Term Loan Agreement or such earlier date as is required or permitted to be repaid under the Term Loan Agreement.

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
Our subsea robotic product, Aquanaut, is a vehicle that begins its mission in a hydrodynamically efficient configuration that enables efficient transit to the worksite (i.e., operating as an autonomous underwater vehicle, or “AUV”). During transit (operating in survey mode), Aquanaut’s sensor suite provides the capability to observe and inspect subsea assets or other subsea features. Once it arrives at the worksite, Aquanaut transforms its hull configuration to expose two electric manipulators that can perform dexterous tasks with (supervised), or without (autonomous), direct human involvement. In this intervention mode, the vehicle has capabilities similar to a conventional remotely operated vehicle (“ROV”). The ability to operate in both AUV and ROV modes is a quality unique to our subsea robot and is protected under a U.S. patent. To take advantage of these special configuration qualities, we have developed underwater acoustic communication technology, called Wavelink, our over-the-horizon remote connectivity solution, which removes the need for long umbilical cables to connect the robot with topside vessels. Eliminating these umbilical cables and communicating with the robot through acoustic or other latent, laser, or RF methods reduces much of the system infrastructure currently required for ROV servicing operations and is core to our value proposition.
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

Results of Operations
Three months ended March 31, 2024, Compared to three months ended March 31, 2023
The following table sets forth summarized condensed consolidated financial information:

	Three months ended
			Change
	March 31, 2024	March 31, 2023	$	%
Revenue
Service	$464,354	$2,820,780	$(2,356,426)	-84%
Total revenue	464,354	2,820,780	(2,356,426)	-84%

Costs and Expenses
Cost of revenue	2,093,955	2,932,267	(838,312)	-29%
Depreciation	426,185	273,099	153,086	56%
Research and development	63,534	226,967	(163,433)	-72%
General and administrative	3,430,010	5,212,644	(1,782,634)	-34%
Total costs and expenses	6,013,684	8,644,977	(2,631,293)	-30%

Operating loss	(5,549,330)	(5,824,197)	(274,867)	5%

Other (income) expense:
Other (income) expense, net	(96,473)	1,152,381	(1,248,854)	-108%
Gain on lease termination	(15,365)	-	(15,365)	-%
Foreign currency transaction loss (gain)	5,147	(9,884)	15,031	152%
Change in fair value of warrant liabilities	(8,309,623)	2,236,904	(6,072,719)	-271%
Interest expense, net	2,453,372	4,935,067	(2,481,695)	-50%

Net income (loss)	$413,612	$(14,138,665)	$(14,552,277)	-103%
Revenue. For the three months ended March 31, 2024, revenue decreased $2,356,426, or 84% as compared to the three months ended March 31, 2023 primarily driven by a reduction in government related contracts.
Cost of revenue. For the three months ended March 31, 2024, cost of revenue decreased $838,312, or 29% as compared to the three months ended March 31, 2023 driven by the decrease in revenue.
Depreciation. For the three months ended March 31, 2024, depreciation increased $153,086, or 56% as compared to the three months ended March 31, 2023 primarily due to the increase in property and equipment.
Research and development. For the three months ended March 31, 2024, research and development costs decreased $163,433, or 72% compared to the three months ended March 31, 2023, primarily due to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.
General and administrative. For the three months ended March 31, 2024, general and administrative costs decreased $1,782,634, or 34% compared to the three months ended March 31, 2023, driven by headcount reductions.
Other expense, net. For the three months ended March 31, 2024, other income related mainly to proceeds received from the sale of expensed equipment. Other expense, net for the three months ended March 31, 2023 is related mainly to a state sales tax assessment of $1.2 million from the Texas Comptroller of Public Accounts for which the audit is currently ongoing.

Gain on lease termination. For the three months ended March 31, 2024, a gain on lease termination of $15,365 was reported primarily due to the reduction in office space leased in Norway.
Change in fair value of warrant liabilities. For the three months ended March 31, 2024, a gain in the fair value of warrant liabilities of $8,309,623 was reported as compared to a loss of $2,236,904 for the three months ended March 31, 2023.
Interest expense, net. For the three months ended March 31, 2024, interest expense, net decreased $2,481,695, or 50%. Interest expense for the three months ended March 31, 2023 included $4 million associated with liquidated damages and interest arising out of the RRA. The decrease is partially offset by increased interest expense for the three months ended March 31, 2024 relating to the convertible senior secured term loans received in the second half of 2023 and the first quarter of 2024.
Liquidity and Capital Resources
The Company continues to develop its principal products and conduct research and development activities. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company has embarked on cost-cutting measures to continue to preserve cash. The Company may require additional liquidity to continue its operations over the next twelve months which a current investor has committed to provide. The Company believes with this investor support that there will be sufficient resources to continue as a going concern for at least one year from the date that the condensed consolidated financial statements contained in this Form 10-Q are issued.
As of March 31, 2024, the Company had $6,187,307 of cash and cash equivalents. The cash equivalents consist of money market funds.
Significant sources and uses of cash during the three months ended March 31, 2024.
Sources of cash:
•The Company received net proceeds of $12,025,709 from debt financing.
Uses of cash:
•Cash used in operating activities was $6,660,282, of which $1,143,922 was used to increase working capital.
•Cash from investing activities related mainly to proceeds from the sale of AHFS of $384,708 partially offset by capital expenditures of $324,147.
Indebtedness. The Company’s indebtedness as of March 31, 2024, is presented in Item 1, “Financial Statements – Note 7 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 8 – Leases.”
Critical Accounting Policies and Estimates
Please refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a complete discussion of our critical accounting estimates.
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

Our management, with the participation and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2024, as a result of the continuation of the previously disclosed material weakness discussed below, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below. In light of this fact, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.
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
Through the year ended December 31, 2022 and 2023, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel and modifying a new Enterprise Resource Planning (ERP) System which will assist in the automation of processes, including standardizing workflows, enhancing segregation of duties, and ensuring compliance with policies. As a result of the significant turnover of key finance personnel at the end of 2023, we have concluded there was a gap in the implementation of the above remediation initiatives with certain tasks that would have to be completed to remediate the material weakness not being handed over to the new personnel. Our remediation activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting.
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
Changes in internal control over financial reporting. During the fiscal quarter ended March 31, 2024, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Although we may, from time to time, we may be subject to litigation and other claims in the normal course of business, we are currently not a party to any material legal proceeding. No amounts have been accrued in the condensed consolidated financial statements with respect to any such matters.
ITEM 1A. RISK FACTORS
During the three months ended March 31, 2024, there have been no material changes in the “Risk Factors” as set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC. The risks described therein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 30, 2024, the Company also entered into a senior secured term loan agreement (the "2024 Term Loan Agreement") with ATW Management, as collateral agent and lender, and ATW III, MIF, VHG Investments, ATW II and ATW I, as lenders.
The 2024 Term Loan Agreement provides the Company with an aggregate $9,551,856 of secured term loans. Any portion of the outstanding principal amount of the 2024 Loans is prepayable at the Company’s option pro rata to each Lender upon at least 5 days’ prior written notice to each Lender. The 2024 Term Loan Agreement also provides for up to an additional $6 million of secured term loans within 180 days of signing, $1 million of which has already been committed by ATW III or an affiliate.
The 2024 Loans bear interest at the rate of 15% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The Loans (other than the ATW Extended Maturity Term Loan) will mature on the earliest of: (a) the third anniversary of the date of the Term Loan Agreement, (b) the maturity of the Indebtedness under that certain Senior Secured Term Loan Agreement among the Company, the lenders party thereto and Acquiom Agency Services LLC, as collateral agent, dated September 18, 2023, as amended on December 31, 2023, and as further amended on January 30, 2024 (the “Term Loan Agreement”), and (c) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022 (the “Original Debentures”), issued by the Company pursuant to that certain Securities Purchase Agreement, dated as of December 16, 2021, as amended on January 31, 2022, and as further amended on September 9, 2022, and as further amended on January 30, 2024 (the “SPA”). The ATW Extended Maturity Term Loan will mature on the earlier of the 30th anniversary of the date of the Term Loan Agreement or such earlier date as is required or permitted to be repaid under the Term Loan Agreement.
Subject to the terms and conditions of the Term Loan Agreement, the Company may, upon at least two trading days’ written notice to the Lenders, elect to redeem some or all of the then outstanding principal amount of the Loans. In connection with any such election, which shall be irrevocable, the Company shall pay each Lender, on a pro rata basis, an amount in cash equal to the greater of (x) the sum of (i) 100% of the then outstanding principal amount of the Loans, (ii) accrued but unpaid interest and (iii) all liquidated damages and other amounts due in respect of the Loans (including, without limitation, the Minimum Return Fee (as defined in the Term Loan Agreement)) (the “Optional Redemption Amount”) and (y) the product of (i) the aggregate number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), then issuable upon conversion of the applicable Optional Redemption Amount (without regard to any limitations on conversion set forth in the Term Loan Agreement) multiplied by (ii) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding the date that the applicable notice of redemption is delivered to the Lenders and ending on the trading day immediately prior to the date the Company makes the entire payment required to be made in connection with such redemption.
The 2024 Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $0.4582 per share of Common Stock, subject to certain adjustments as described in the 2024 Term Loan Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Trading Plans

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 2, 2023, by and among Nauticus Robotics, Inc., 3D Merger Sub, Inc. and 3D at Depth, Inc.	Form 8-K	001-40611	2.1	October 6, 2023
3.1	Second Amended and Restated Certificate of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
10.1†	Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., ATW Special Situations Management LLC, as collateral agent and lender, and the lenders party thereto	Form 8-K	001-40611	10.1	February 5, 2024
10.2†	Pledge and Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.2	February 5, 2024
10.3†	Intellectual Property Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.3	February 5, 2024
10.4	Subsidiary Guarantee, dated as of January 30, 2024, by Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	February 5, 2024
10.5	Pari Passu Intercreditor Agreement, dated as of January 30, 2024, by and among ATW Special Situations Management LLC, as collateral agent for the lenders under the Term Loan Agreement, Acquiom Agency Services LLC, as collateral agent for the lenders under the 2023 Term Loan Agreement, and Nauticus Robotics, Inc., and Nauticus Robotics Holdings, Inc., as grantors	Form 8-K	001-40611	10.5	February 5, 2024

10.6†	Intercreditor Agreement, dated as of January 30, 2024, by and between ATW Special Situations Management LLC, as 2024 first lien collateral agent, ATW Special situations I LLC, as second lien collateral agent, and acknowledged by Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC.	Form 8-K	001-40611	10.6	February 5, 2024
10.7†	Second Amendment to Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, ATW Special Situations I LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.7	February 5, 2024
10.8 †	Second Agreement Regarding Incremental Loans, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.8	February 5, 2024
10.9	Form of Amendment and Exchange Agreement	Form 8-K	001-40611	10.9	February 5, 2024
10.10	Form of Original Issue Discount Exchanged Senior Secured Convertible Debenture Due September 9, 2026	Form 8-K	001-40611	10.10	February 5, 2024
10.11	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and SLS Family Irrevocable Trust	Form 8-K	001-40611	10.11	February 5, 2024
10.12	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.12	February 5, 2024
10.13	Employment Agreement dated February 21, 2024 between John W. Gibson Jr. and Nauticus Robotics, Inc.	Form 8-K	001-40611	10.13	February 22, 2024
10.14	First Amendment to Senior Secured Term Loan Agreement dated May 1, 2024.	Form 8-K	001-40611	10.14	May 1, 2024
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Furnished herewith
†Certain of the exhibits, schedules and/or annexes to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any such omitted exhibit, schedule or annex to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2024

By:	/s/ Victoria Hay
Victoria Hay
Interim Chief Financial Officer

Date:	May 13, 2024