Form 10-Q
period 2024-06-30
Nauticus Robotics, Inc.
filed 2024-08-14
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of August 9, 2024, the registrant had 4,649,630 shares of common stock outstanding.

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
The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on April 9, 2024, ,in our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K, and in our prospectus or any prospectus supplement which are on file with the Securities and Exchange Commission.
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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,122,943	$753,398
Restricted certificate of deposit	51,223	201,822
Accounts receivable, net	176,458	212,428
Inventories	2,217,507	2,198,797
Contract assets	482,576	-
Prepaid expenses	1,283,088	1,889,218
Other current assets	490,419	1,025,214
Assets held for sale	289,430	2,940,254
Total Current Assets	13,113,644	9,221,131

Property and equipment, net	16,500,849	15,904,845
Operating lease right-of-use assets	1,380,434	834,972
Other assets	204,296	187,527
Total Assets	$31,199,223	$26,148,475

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$5,594,270	$7,035,450
Accrued liabilities	5,212,935	7,339,099
Contract liability	457,872	2,767,913
Operating lease liabilities - current	420,910	244,774
Total Current Liabilities	11,685,987	17,387,236
Warrant liabilities	1,192,693	18,376,180
Operating lease liabilities - long-term	1,035,713	574,260
Notes payable - long-term, net of discount (related party)	46,644,908	31,597,649
Total Liabilities	$60,559,301	$67,935,325

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, $0.0001 par value; 625,000,000 shares authorized, 4,131,426 and 1,389,884 shares issued, respectively, and 4,131,426 and 1,389,884 shares outstanding, respectively (As adjusted, see Note 11)	$413	$139
Additional paid-in capital (As adjusted, see Note 11)	94,390,920	77,004,714
Accumulated deficit	(123,751,411)	(118,791,703)
Total Stockholders’ Deficit	(29,360,078)	(41,786,850)
Total Liabilities and Stockholders’ Deficit	$31,199,223	$26,148,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue:
Service	$501,708	$1,128,115	$966,062	$3,948,395
Service - related party	-	-	-	500
Total revenue	501,708	1,128,115	966,062	3,948,895

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	2,875,394	1,900,602	4,969,349	4,832,869
Depreciation	411,586	53,209	837,771	326,308
Research and development	-	482,761	63,534	709,728
General and administrative	3,227,288	5,560,565	6,657,298	10,773,209
Total costs and expenses	6,514,268	7,997,137	12,527,952	16,642,114

Operating loss	(6,012,560)	(6,869,022)	(11,561,890)	(12,693,219)

Other (income) expense:
Other (income) expense, net	118,274	(3,162)	21,801	1,149,219
Gain on lease termination	(8,532)	-	(23,897)	-
Foreign currency transaction loss (gain)	4,296	(17,709)	9,443	(27,593)
Loss on exchange of warrants	-	590,266	-	590,266
Change in fair value of warrant liabilities	(4,422,701)	(29,668,454)	(12,732,324)	(27,431,550)
Interest expense, net	3,669,423	1,556,597	6,122,795	6,491,664
Total other income, net	(639,240)	(27,542,462)	(6,602,182)	(19,227,994)

Net income (loss)	$(5,373,320)	$20,673,440	$(4,959,708)	$6,534,775

Basic earnings (loss) per share (As adjusted, see Note 16)	$(2.75)	$18.62	$(2.97)	$5.90
Diluted earnings (loss) per share (As adjusted, see Note 16)	$(2.75)	$17.70	$(2.97)	$5.79

Basic weighted average shares outstanding (As adjusted, see Note 16)	1,950,563	1,110,091	1,667,187	1,107,580
Diluted weighted average shares outstanding (As adjusted, see Note 16)	1,950,563	1,231,814	1,667,187	1,127,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(As adjusted, see Note 11)
Balance at March 31, 2024	1,592,140	$159	$78,875,003	$(118,378,091)	$(39,502,929)
Stock-based compensation	-	-	809,310	-	809,310
Vesting of RSUs	46,665	5	(5)	-	-
Exercise of warrants	457,255	45	3,111,464	-	3,111,509
Conversion of convertible secured debentures	628,942	63	2,237,335	-	2,237,398
At the Market (ATM) share offering	1,406,424	141	9,357,813	-	9,357,954
Net loss	-	-	-	(5,373,320)	(5,373,320)
Balance at June 30, 2024	4,131,426	$413	$94,390,920	$(123,751,411)	$(29,360,078)

Balance at March 31, 2023	1,313,369	$131	$69,406,842	$(82,243,767)	$(12,836,794)
Stock-based compensation	-	-	1,862,164	-	1,862,164
Exercise of stock options	4,131	-	283,390	-	283,390
Vesting of RSUs	4,603	1	(1)	-	-
Exercise of warrants	8,293	-	338,055	-	338,055
Net income	-	-	-	20,673,440	20,673,440
Balance at Jun 30, 2023	1,330,396	$132	$71,890,450	$(61,570,327)	$10,320,255

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(As adjusted, see Note 11)
Balance at December 31, 2023	1,389,884	$139	$77,004,714	$(118,791,703)	$(41,786,850)
Stock-based compensation	-	-	1,339,965	-	1,339,965
Vesting of RSUs	90,587	9	(9)	-	-
Exercise of warrants	615,589	61	4,451,102	-	4,451,163
Conversion of convertible secured debentures	628,942	63	2,237,335	-	2,237,398
At the Market (ATM) share offering	1,406,424	141	9,357,813	-	9,357,954
Net loss	-	-	-	(4,959,708)	(4,959,708)
Balance at June 30, 2024	4,131,426	$413	$94,390,920	$(123,751,411)	$(29,360,078)

Balance at December 31, 2022	1,312,521	$131	$68,132,790	$(68,105,102)	$27,819
Stock-based compensation	-	-	3,077,027	-	3,077,027
Exercise of stock options	4,979	-	342,579	-	342,579
Vesting of RSUs	4,603	1	(1)	-	-
Exercise of warrants	8,293	-	338,055	-	338,055
Net income	-	-	-	6,534,775	6,534,775
Balance at Jun 30, 2023	1,330,396	$132	$71,890,450	$(61,570,327)	$10,320,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(4,959,708)	$6,534,775
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	837,771	326,308
Amortization of debt discount	3,242,443	1,878,376
Amortization of debt issuance cost	312,440	-
Accretion of RCB Equities #1, LLC exit fee	48,475	-
Stock-based compensation	1,339,965	3,077,027
Loss on exchange of warrants	-	590,266
Change in fair value of warrant liabilities	(12,732,324)	(27,431,550)
Non-cash impact of lease accounting	171,962	145,253
Gain on disposal of assets	(3,102)	-
Write off of property and equipment	29,350	-
Gain on lease termination	(23,897)	-
Gain on short-term investments	-	(40,737)
Changes in operating assets and liabilities:
Accounts receivable	35,969	319,940
Inventories	(18,710)	(5,869,092)
Contract assets	(482,576)	(37,341)
Other assets	1,232,368	(1,045,514)
Accounts payable and accrued liabilities	(1,715,646)	8,733,185
Contract liabilities	(2,310,041)	-
Operating lease liabilities	(55,937)	(193,257)
Net cash used in operating activities	(15,051,198)	(13,012,361)

Cash flows from investing activities:
Capital expenditures	(351,942)	(6,102,253)
Proceeds from sale of assets held for sale	419,720	-
Proceeds from sale of property and equipment	6,802	-
Proceeds from sale of short-term investments	-	5,000,000
Net cash from (used in) investing activities	74,580	(1,102,253)

Cash flows from financing activities:
Proceeds from notes payable	14,305,000	-
Payment of debt issuance costs on notes payable	(1,316,791)	-
Proceeds from ATM offering	9,857,857	-
Payment of ATM commissions and fees	(499,903)	-
Proceeds from exercise of stock options	-	342,579
Proceeds from exercise of warrants	-	338,055
Net cash from financing activities	22,346,163	680,634

Net change in cash and cash equivalents	7,369,545	(13,433,980)

Cash and cash equivalents, beginning of period	753,398	17,787,159
Cash and cash equivalents, end of period	$8,122,943	$4,353,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$111,875	$908,184
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Operating leases at inception	$1,095,067	$1,212,824
Exercise of warrants	$4,451,163	$-

Conversion of convertible secured debentures to common stock	$2,237,398	$-
Capitalized paid-in-kind (PIK) interest	$649,922	$-
Liabilities relieved through sale of asset held for sale	$1,158,609	$-
Transfer from assets held for sale to property and equipment	$1,114,883	$-
Capitalized interest	$-	$536,077
Capital expenditures included in accounts payable	$-	$841,171
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of the Business
Nauticus Robotics, Inc. (the “Company”, “our”, "us" or “we”) develops autonomous robots for the ocean industries. The Company’s principal corporate offices are located in Webster, Texas. Nauticus’ robotic systems and services are designed to address both commercial and government-facing customers. Autonomy requires the extensive use of sensors, artificial intelligence, and effective algorithms for perception and decision allowing the robot to adapt to changing environments. The Company’s business model includes using robotic systems for service, selling vehicles and components, and licensing of related software to both the commercial and government defense business sectors. Nauticus has designed and is currently testing and certifying a new generation of vehicles to reduce operational cost and gather data to maintain and operate a wide variety of subsea infrastructure. Besides a standalone service offering, Nauticus’ approach to ocean robotics has also resulted in the development of a range of technology products for retrofit/upgrading legacy systems and other third-party vehicle platforms. Nauticus’ services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, to improve offshore health, safety, and environmental exposure.
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
Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 2 to Nauticus Robotics, Inc.’s consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended June 30, 2024.
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
Cash and Cash Equivalents – The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts. There were no cash equivalents at June 30, 2024 or December 31, 2023.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Certificates of Deposit – The Company has restricted certificate of deposits of $51,223 and $201,822, held by a bank on our behalf as of June 30, 2024 and December 31, 2023, respectively. The restricted certificate of deposit at June 30, 2024, relates to a guarantee against corporate credit cards. $150,000 of the balance at December 31, 2023 relates to a certificate of deposit required to collateralize a letter of credit which was released in the first quarter of 2024, with the remainder relating to a guarantee against corporate credit cards.
Short-term Investments – On March 14, 2023, the Company received proceeds of $5,000,000 from the maturity of a short-term investment in a US Treasury Bill. The gain on the investment of $40,737 is included in other (income) expense on the condensed consolidated statements of operations for the six months ended June 30, 2023.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales for the three and six months ended June 30, 2024 and 2023, respectively.
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
Inventories – The inventories of Olympic Arms comprise raw materials, work in progress, and finished goods, as applicable, and are valued at the lower of cost or net realizable value. Work in progress and finished goods inventories include raw materials, direct labor and production overhead. The Company periodically reviews inventories on hand and current market conditions to determine if the cost of raw materials, work in progress and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The associated impairment is charged as a standalone expense on the condensed consolidated statements of operations. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. The associated write-downs or write-offs of inventory are charged to cost of sales.
Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Raw material and supplies	$897,902	$898,335
Work in progress	1,319,605	1,300,462
Total inventories	$2,217,507	$2,198,797
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain income tax positions as of June 30, 2024, and December 31, 2023.
Foreign Currency Gains and Losses – The Company purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded $4,296 and $9,443 of foreign currency transaction losses for the three and six months ended June 30, 2024, respectively. The Company recorded $17,709 and $27,593 of foreign currency transaction gains for the three and six months ended June 30, 2023, respectively.
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
We have determined that the Public and Private warrants should be accounted for as liabilities. The Public and Private Warrants were initially recorded at their estimated fair value. They are then revalued at each reporting date thereafter, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement). The Public Warrants are valued using their publicly-traded price at each measurement date (a Level 1 measurement).
We have determined that the Securities Purchase Agreement ("SPA") Warrants should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value and are then revalued at each reporting date thereafter, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative warrant liabilities are classified in our balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Original SPA Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement).
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings Inc.’s Common Stock are entitled to received their pro-rata share of Earnout Shares which are held in escrow. The Earnout Shares will be released upon the occurrence of a triggering event within 5 years of the issue date (see Note 11, "Equity"). The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the achievement of the Earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon issuance and will not be subsequently remeasured. A Monte Carlo valuation model (a Level 3 measurement) determined their estimated fair value upon issuance.
Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. The Company did not capitalize interest during the six months ended June 30, 2024. During the six months ended June 30, 2023 the Company capitalized interest totaling $536,077, of which $219,531 and $316,546 related to inventory and property and equipment, respectively.
Earnings (Loss) per Share - Basic earnings per share is computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that could have been outstanding assuming the exercise of stock options and warrants (determined using the treasury stock method) and conversion of convertible debt. The Earnout Shares, which are subject to forfeiture if the achievement of certain stock price thresholds is not met, are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of calculating earnings (loss) per share.
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the six months ended June 30, 2024, sales to three customers accounted for 100% of total revenue. The total balance due from these customers as of June 30, 2024, comprised 83% of accounts receivable, with the remaining 17% due from one other customer. During the six months ended June 30, 2023, sales to two customers accounted for 100% of total revenue. The total balances due from these customers as of December 31, 2023, made up 68% of accounts receivable, with the remaining 32% due from one other customer. Loss of these customers could have a material adverse impact on the Company.
Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. There was no material impact to the condensed consolidated financial statements for these changes.
Accounting Standards Issued but not adopted as of June 30, 2024 - In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on the disclosures within our condensed consolidated financial statements.
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
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Revenue
The following table presents the components of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost plus fixed fee	$-	$627,660	$214,414	$2,577,168
Firm fixed-price	501,708	500,455	751,648	1,371,727
Total	$501,708	$1,128,115	$966,062	$3,948,895
Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.
Contract Balances – Accounts receivable, net as of June 30, 2024, totaled $176,458 due from customers for contract billings and is expected to be collected within the next three to six months. As of December 31, 2023, accounts receivable, net totaled $212,428. As of June 30, 2024, and December 31, 2023, allowances for doubtful accounts included in accounts receivable totaled $0. Bad debt expense was $0 and $39 for the three and six months ended June 30, 2024, respectively and $0 for the three and six months ended June 30, 2023, respectively.
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets were $482,576 at June 30, 2024 and $0 December 31, 2023.
Contract liabilities include billings in excess of revenue recognized and accruals for certain contract obligations. The Company had contract liabilities at June 30, 2024 and December 31, 2023 of $457,872 and $2,767,913, respectively. Contract liabilities at June 30, 2024 and December 31, 2023 included costs accrued for an ongoing contract expected to be loss making with the loss reported on the consolidated income statement for the three and six months ended June 30, 2024 and in the fourth quarter of the year ended December 31, 2023. The decrease in contract liabilities at June 30, 2024 is primarily attributable to costs incurred on the loss making contract in the first half of 2024 being offset against the accrual.
Unfulfilled Performance Obligations – As of June 30, 2024, we expect to recognize approximately $1,667,000 of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.
If any of our contracts were to be modified or terminated, the expected value of the unfulfilled performance obligations of such contracts would be reduced.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid material purchases	$226,334	$440,091
Prepaid insurance	817,409	1,282,703
Other prepayments	239,345	166,424
Total prepaid expenses	$1,283,088	$1,889,218

Term loan receivable	$-	$695,000
Other current assets	490,419	330,214
Total other current assets	$490,419	$1,025,214
5. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	June 30, 2024	December 31, 2023
Leasehold improvements	5	$796,136	$796,136
Property & equipment	3-5 years	7,324,345	5,906,859
Technology hardware equipment	3-5 years	2,008,351	1,907,770
Total		10,128,832	8,610,765
Less accumulated depreciation		(2,948,971)	(2,035,034)
Construction in progress		9,320,988	9,329,114
Total property and equipment, net		$16,500,849	$15,904,845
During the year ended December 31, 2023, the Company conducted a thorough review of its assets and decided to divest items that no longer aligned with its strategic objectives. This strategic shift aimed to enhance cash flow within the Company. Consequently, through an update of its business model, the Company identified and reclassified $2,940,254 worth of property and equipment, including Hydronaut vessels, the Drix unmanned surface vessel, and other miscellaneous equipment, as AHFS. At June 30, 2024 property and equipment totaling $289,430 remains as AHFS with the decrease driven primarily by the sale of Hydronaut vessels 2 and 3 on January 22, 2024, for $1,533,609, which included cash of $375,000, combined with the offset of open payable invoices and the reclassification of the Drix unmanned surface vessel back to property and equipment as it became revenue generating in the third quarter of 2024. The Company is actively pursuing the sale of the remaining assets earmarked for sale and anticipates that the majority will be sold by the end of the third quarter of 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued compensation	$275,966	$618,630
Accrued severance	1,031,731	1,375,000
Accrued professional fees	41,115	1,355,721
Accrued insurance	370,834	876,150
Accrued sales and property taxes	613,088	885,292
Accrued royalties	325,000	250,000
Accrued interest	2,121,612	-
Accrued AHFS liability	-	1,158,609
Accrued lease termination costs	410,251	657,000
Other accrued expenses	23,338	162,697
Total accrued expenses	$5,212,935	$7,339,099
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
In December 2023, the Company started negotiations to exit a lease for office space. The negotiations completed in March 2024 with the Company agreeing a settlement figure with the lessor of $657,000 to be paid over 8 months commencing April 2024. See Note 8, "Leases" for further discussion. The accrual is recorded under accrued liabilities on the condensed consolidated balance sheet as of June 30, 2024.
In April 2023, the Company received correspondence from the State of Texas assessing a sale and use tax liability of $575,602. The sales and use tax audit is currently ongoing. The accrual is recorded under accrued liabilities on the condensed consolidated balance sheet as of June 30, 2024.
7. Notes Payable
Notes payable consisted of the following:

	June 30, 2024	December 31, 2023
Convertible secured debentures	$34,336,089	$36,530,320
Convertible senior secured term loan	27,249,922	12,295,000
Total	61,586,011	48,825,320
Less: debt discount, net	(13,457,428)	(16,593,357)
Less: capitalized debt issuance costs	(1,559,759)	(661,922)
Senior bridge note exit fee provision	76,083	27,608
Total notes payable – long-term	$46,644,908	$31,597,649

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Convertible Secured Debentures
On September 9, 2022, we issued Debentures, secured debt instruments, which featured a 2% original issue discount, in an aggregate principal amount of $36,530,320, together with 2,922,425 associated warrants ("Original SPA Warrants"), for gross proceeds of $35,800,000. The fair value of the Original SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. This amount was recorded as a warrant liability and, together with the original issue discount, was recognized as a debt discount upon issuance totaling $21,679,716. The debt discount is being amortized to interest expense over the four-year term of the Debentures.
The Debentures were convertible at each holder’s option at 120% of the principal amount at a conversion price of $15.00 or 2,922,425 shares of Common Stock, on a pre Reverse Stock Split basis, subject to certain adjustments including full ratchet anti-dilution price protections. Interest accrued on the outstanding principal amount of the Debentures at 5% per annum, payable quarterly. The Debentures were secured by first priority interests, and liens on, all our assets, and are scheduled to mature on the fourth anniversary of the date of issuance, September 9, 2026.
Exchanged Senior Secured Convertible Debenture
On January 30, 2024, the Company and certain of its subsidiaries and ATW Special Situations I LLC ("ATW I") entered into an Amendment and Exchange Agreement (the “Amendment and Exchange Agreement”), pursuant to which ATW I transferred its existing 5% Original Issue Discount Senior Secured Convertible Debenture to the Company in exchange for a new Original Issue Discount Exchanged Senior Secured Convertible Debenture due September 9, 2026 (the “New Debenture”) in the aggregate principal amount of $29,591,600. The Amendment and Exchange Agreement provides for certain amendments to the Securities Purchase Agreement dated December 16, 2021, as amended, and contains certain covenants of the Company to, among other items, hold one or more stockholder meetings in respect of the shares of the Company’s common stock underlying the New Debentures and obtain certain voting agreements related thereto. In addition, on January 30, 2024, the Company and certain of its subsidiaries entered into additional Amendment and Exchange Agreements with Material Impact Fund II, L.P. ("MIF") and SLS Family Irrevocable Trust ("SLS") on substantially similar terms, pursuant to which MIF and SLS transferred their existing 5% Original Issue Discount Senior Secured Convertible Debentures to the Company in exchange for New Debentures in the aggregate principal amount of $5,102,000 and $1,836,720, respectively.
The New Debentures provide for, among other items: (a) an interest rate of 5% per annum, payable quarterly in shares of the Company’s common stock (if the conditions described therein are met) and/or in cash, at the Company’s option; (b) conversion by the holder into shares of the Company’s common stock at any time (subject to limitations on conversion described therein); (c) a conversion price of $0.4582, on a pre Reverse Stock Split basis, (subject to adjustment as provided therein) with shares of the Company’s common stock issuable on conversion determined by dividing 120% of the applicable “conversion amount” (as defined in the New Debenture) by the conversion price; (d) prior to the date of sale of the Company’s common stock (or equivalents) in one or in a series of transactions resulting in net cash proceeds to the Company of at least $30 million an alternate conversion price at the lower of (1) $0.4582, on a pre Reverse Stock Split basis, (subject to adjustment as provided therein) and (2) the greater of a floor price of $0.0878, on a pre Reverse Stock Split basis, (subject to adjustment as provided therein) and 98% of the lowest volume-weighted average price ("VWAP") of the Company’s shares of commons stock during the applicable 10-trading day period (subject to payment in cash if the applicable VWAP calculation is less than the floor price), and an interest conversion rate of 90% of such alternate conversion price; and (e) an option by the holder to extend the maturity date by an additional year.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Conversion of Senior Secured Convertible Debentures
During the second quarter of 2024, ATW I converted secured debentures with a principal value of $2,194,231 and interest of $43,167 into 22,641,909 shares on a pre Reverse Stock Split basis (628,942 shares post Reverse Stock Split).
Debt discount amortization of $2,072,903 and $3,222,575 was included within interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2024, respectively. Debt discount amortization of $970,511 and $1,878,376 was included within interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively. The Debentures effective interest rate was approximately 25.2% at June 30, 2024 and 2023.
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
The initial amount funded under the 2023 Term Loan Agreement was $11,600,000, (the "2023 Term Loan"). The 2023 Term Loan Agreement included a 2.5% exit fee of $290,000, bearing interest at 12.50% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The exit fee is being provided for over the period of the loan. The loan agreement included a 2.5% original issue discount of $125,000 from the RCB promissory note. The loan includes assumed debt issuance costs of $577,500 and deemed interest from convertible debentures of $378,118. The debt discount and debt issuance costs are being amortized to interest expense over the period of the loan. The Loans will mature on the earliest of (a) the third anniversary of the date of the 2023 Term Loan Agreement of September 17, 2026, (b) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $6.00 per share of Common Stock (the “Conversion Price”), on a pre Reverse Stock Split basis, subject to certain customary anti-dilution adjustments as described in the 2023 Term Loan Agreement.
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
The First Amendment provided the Company with an incremental loan in the aggregate principal amount of $695,000 (the “December 2023 Incremental Loan”), subject to the terms and conditions set forth in the Term Loan Agreement and the First Amendment. The total loan funded under the Term Loan Agreement and First Amendment as of December 31, 2023 is $12,295,000. The December 2023 Incremental Loan was made on the same terms as the 2023 Term Loan and be deemed to be Additional Term Loans for all purposes under the Term Loan Agreement. The loan incurred debt issuance costs of $72,000 which are being amortized to interest expense over the period of the loan.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The 2024 Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the 2024 Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $0.4582 per share of Common Stock, on a pre Reverse Stock Split basis, subject to certain adjustments as described in the 2024 Term Loan Agreement.
Amendment to 2024 Term Loan Agreement
On May 1, 2024, the Company entered into an amendment (the "the May 2024 Amendment") to the 2024 Term Loan Agreement dated January 30, 2024 between the Company, ATW Management as collateral agent, and the lenders party thereto. Pursuant to the Amendment, ATW III, one of the lenders under the 2024 Term Loan Agreement, will loan an additional $1,000,000 (the "May 2024 Incremental Loan") to the Company. The May 2024 Incremental Loan will have the same terms as the ATW Extended Maturity Term Loan under the 2024 Term Loan Agreement and will mature on the 30th anniversary of the date of the 2024 Term Loan Agreement or such earlier date as is required or permitted to be repaid under the 2024 Term Loan Agreement. The May 2024 Incremental Loan incurred debt issuance costs of $37,500 which are being amortized to interest expense over the period of the loan.
Interest expense includes the following relating to the 2023 Term Loan, the December 2023 Incremental Loan, the January 2024 Incremental Loan, 2024 Loans and the May 2024 Incremental Loan (collectively the "convertible senior term loans"):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Debt discount amortization	$9,944	$-	$19,868	$-
Amortization of debt issuance costs	169,619	-	312,440	-
Provision for bridge note exit fee	24,263	-	48,475	-
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2023 the Company started negotiations to exit the lease for office space entered into in April 2023. The negotiations were completed in March 2024 with a settlement figure of $657,000 being agreed between the Company and the lessor. The Company removed the right-of-use asset and lease liability relating to this operating lease from the consolidated balance sheet as of December 31, 2023.
In August 2023, the Company entered into an operating lease for office space in Norway. The lease has a term of 5 years. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease. During the six months ended June 30, 2024, the Company agreed with the lessor on two separate occasions to reduce the size of the office space leased and a gain on lease termination of $8,532 and $23,897 was reported for the three and six months ended June 30, 2024, respectively, under other (income) expense on the condensed consolidated statement of operations.
In July 2023, the Company entered into an operating lease for office space in Scotland. The lease has a term of 5 years with two options to extend. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease. During the first quarter of 2024, management decided the Company would not extend this lease beyond its initial term and a loss on lease termination of $356 was reported under other (income) expense on the condensed consolidated statement of operations.
The Company’s other operating leases include leases for certain office equipment.
The following table presents the Company’s lease costs which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fixed lease expense	$122,798	$104,528	$259,443	$207,497
Variable lease expense	89,910	96,335	214,271	105,270
Total operating lease expense	212,707	200,863	473,713	312,767
Short-term lease expense	6,915	-	27,428	-
Total lease expense	$219,621	$200,863	$501,141	$312,767
Cash paid for operating leases was $245,558 and $204,987 for the six months ended June 30, 2024, and 2023, respectively.
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed balance sheets:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$1,380,434	$834,972

Current portion of operating lease liabilities	420,910	244,774
Long-term operating lease liabilities	1,035,713	574,260
Total operating lease liabilities	$1,456,623	$819,034
For operating lease assets and liabilities, the weighted average remaining lease term was 3.6 years and 8.7 years as of June 30, 2024, and December 31, 2023, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 12.6% as of June 30, 2024, and 14.3% as of December 31, 2023.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the Company’s maturities of lease liabilities as of June 30, 2024:

2024 (excluding the six months ended June 30, 2024)	$268,323
2025	584,155
2026	509,975
2027	284,946
2028	35,231
2029 onward	-
Total lease payments	1,682,630
Total present value discount	(226,007)
Operating lease liabilities	$1,456,623
9. Commitments and Contingencies
Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.
10. Income Taxes
Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the six months ended June 30, 2024, or 2023. The Company has a full valuation allowance against its deferred income tax assets as of June 30, 2024, and December 31, 2023, respectively.
11. Equity
Reverse Stock Split
On July 22, 2024, the Company effected a 1-for-36 reverse stock split ("Reverse Stock Split") of the shares of the Company's common stock, par value $0.0001 per share. No fractional shares were issued in connection with the Reverse Stock Split, but were instead rounded up to the nearest whole share. The Reverse Stock Split resulted in 150,107,598 shares of common stock being converted in to 4,169,679 shares of common stock. The Board of Directors of the Company approved the Certificate of Amendment to meet the share bid price requirements of the NASDAQ Capital Market. The Company’s stockholders approved the Certificate of Amendment at a special meeting held on June 17, 2024.
All options, warrants and other convertible securities of the Company outstanding immediately prior to the split have been adjusted in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.
Each stockholder’s percentage ownership interest in the Company and proportional voting power will remain virtually unchanged by the split, except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of the Company’s common stock will be substantially unaffected.
As the par value per share of common stock was not changed in connection with the Reverse Stock Split, we recorded a decrease of $14,460 and $4,865 to common stock on our consolidated balance sheet with a corresponding increase in additional paid-in capital as of June 30, 2024 and December 31, 2023, respectively.

Unless otherwise noted, all references in the consolidated financial statements and notes to consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
Common Stock – A total of 4,131,426 shares of Common Stock were outstanding as of June 30, 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the second quarter of 2024, ATW I converted secured debentures with a principal value of $2,194,231 and interest of $43,167 into 22,641,909 shares of Common Stock, on a pre Reverse Stock Split basis, (628,942 shares post Reverse Stock Split).
During the second quarter of 2024 the Company entered into an At The Market ("ATM") Offering Agreement to offer and sell shares of our Common Stock having an aggregate offering price of up to $9,858,269. Under this offering we issued and sold 50,631,263 shares, on a pre Reverse Stock Split basis, (1,406,424 shares post Reverse Stock Split), for gross proceeds of $9,857,857 and net proceeds of 9,357,954 after deducting commissions and offering expenses totaling $499,903.
On December 31, 2023, the Company and ATW I, as the purchaser, entered into a Securities Purchase Agreement (the “PIPE SPA”), pursuant to which the purchaser agreed to purchase up to an aggregate of $5,000 of the shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at a $2 per share purchase price. The sale of these shares of Common Stock was subject to the terms and conditions set forth in the PIPE SPA and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder as a transaction by an issuer not involving a public offering. As a result of the sale of shares under the PIPE SPA, the conversion prices under the warrants and debentures issued pursuant to the Securities Purchase Agreement were reset to $2, pursuant to their terms, removing future dilutive effects pursuant to the “ratchet” provisions of such warrants and debentures.
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings’ Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 7,499,993, on a pre Reverse Stock Split basis, (208,333 post Reverse Stock Split), Earnout Shares which are held in escrow. The Earnout Shares will be released from escrow upon the occurrence of the following (each a "triggering event"):
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
As of June 30, 2024, the Earnout targets have not been achieved, and the Earnout Shares remain in escrow.
12. Warrants
Public Warrants – We assumed 8,624,991 Public Warrants on September 9, 2022 which remained outstanding as of June 30, 2024. For every 36 Public Warrants, the holder is entitled to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days of September 9, 2022, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise, subject to the terms of the governing warrant agreement, Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants expire on September 9, 2027, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.

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
The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2024 and December 31, 2023 at $258,750 and $451,088, respectively, based on their publicly-traded price. For the three months ended June 30, 2024 and 2023, the Company reported a loss in value of the Public Warrants of $6,900 and $35,241, respectively, and for the six months ended June 30, 2024 and 2023, a gain in value of the Public Warrants of $192,338 and $354,488, respectively. The change in fair value of the Public Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
Private Warrants – We assumed 7,175,000 Private Warrants, which are not publicly traded, on September 9, 2022. These remained outstanding as of June 30, 2024. For every 36 Private Warrants, the holder is entitled to purchase one share of Common Stock at an exercise price of $11.50 and is identical in all material respects to the Public Warrants except that the Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.
The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2024 and December 31, 2023 at $224,862 and $380,531, respectively. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.14, no assumed dividends, a risk-free rate of 4.50%, implied volatility of 143.0%, and a remaining term of 3.19 years. For the three months ended June 30, 2024, the Company reported a loss in value of the Private Warrants of $12,386. For the three months ended June 30, 2023, the Company reported a gain in value of the Private Warrants of $23,799. For the six months ended June 30, 2024 and 2023, the Company reported a gain in value of the Private Warrants of $155,669 and $257,563, respectively. The change in fair value of the Private Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
SPA Warrants – On September 9, 2022 and pursuant to the Securities Purchase Agreement, we issued an aggregate 2,922,425 Original SPA Warrants, on a pre Reverse Stock Split basis, to the SPA Parties. Upon issuance, each whole Original SPA Warrant was exercisable over its 10-year term for one share of Common Stock at a price of $20.00 per share, subject to certain adjustments including full ratchet anti-dilution price protections.
In connection with the Securities Purchase Agreement, the Company and the SPA Parties entered into that certain Registration Rights Agreement, dated as of September 9, 2022 (the “RRA”), pursuant to which the Company and the SPA

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On June 22, 2023, the Company and the SPA Parties entered into the first amendment to the RRA (the “RRA Amendment”), pursuant to which the Company agreed to deliver to the SPA Parties an aggregate 1,890,066 shares of Common Stock at an agreed upon price of $2.286, on a Pre Reverse Stock Split basis, (the “RRA Amendment Shares”) in exchange for the waiver and release by the SPA Parties of any and all claims, remedies, causes of action and any other Initial Effectiveness Date Claims (as defined in the RRA Amendment) under any of the Transaction Documents (as defined in the RRA), including all past and future claims for liquidated damages under the RRA with respect to, and any other amounts that may be payable by reason of or otherwise relating to, the Effectiveness Date (as defined in the RRA) of the Initial Registration Statement.
During the third quarter of 2023, the Company issued 1,890,066 shares of Common Stock, on a pre Reverse Stock Split basis, as payment for liquidated damages and interest of $4,320,690, and the damages and interest were recorded under interest expense in the condensed consolidated statements of operations. The settlement date of the liquidated damages occurred August 3, 2023, with a closing price of $1.95, with the change in the agreed upon price of $2.286 to settlement resulting in a gain of $635,061, which was also included in interest expense in the condensed consolidated statements of operations.
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
On June 22, 2023, we entered into the Letter Agreements with the SPA Parties (the “Letter Agreements”), pursuant to which the SPA Parties (also being the holders of the Original SPA Warrants) agreed to amend the exercise price of the Original SPA Warrants, which, since issuance, had been exercisable to purchase an aggregate 2,922,425 shares of Common Stock, on a pre Reverse Stock Split basis, in exchange for the Company’s agreement to (i) lower the exercise price of the Original SPA Warrants to a weighted average of $3.28 per share, with multiple tranches priced between $2.04 and $4.64 per share, and (ii) upon the SPA Parties’ exercise of the Amended SPA Warrants, issue New SPA Warrants to the SPA Parties to purchase, in the aggregate, up to 2,922,425 shares of Common Stock, on a pre Reverse Stock Split basis.
During any period when we shall have failed to maintain an effective registration statement covering the shares of Common Stock issuable upon exercise of the Amended SPA Warrants, the registered holder may exercise its Amended SPA Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.
On June 23, 2023, pursuant to its Letter Agreement with the Company, ATW I exercised 165,713 Amended SPA Warrants, pursuant to which 165,713 shares of Common Stock, on a pre Reverse Stock Split basis, (4,603 shares of Common Stock post Reverse Stock Split) and 165,713 New SPA Warrants were issued to ATW by the Company in accordance with the terms of the Letter Agreement. The Company received proceeds of $338,055 from the warrants exercised by ATW.
On September 18, 2023, the Company entered into a convertible senior secured term loan agreement convertible at $6.00 per share. Based on the letter agreement, SPA warrants holders who exchange through March 1, 2024, the exercise price was reset from $20.00 to $6.00 a warrant pursuant to the full-ratchet provision. The exchange warrants were reset to $6.00 with a factor of 3.3333, increasing the number of warrants to 552,377, on a pre Reverse Stock Split basis.
The New SPA Warrants will be (and, with respect to those already issued, are) substantially in the form of the Amended SPA Warrants as described above except that the New SPA Warrants (i) have an exercise price of $20.00 per share (including, for purposes of clarification, full-ratchet anti-dilution on the exercise price and number of underlying shares

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On December 31, 2023, the Company and ATW I, as the purchaser, entered into a Securities Purchase Agreement (the "PIPE SPA"), pursuant to which the purchaser agreed to purchase up to an aggregate of $5,000 shares of Common Stock of the Company at a $2 per share purchase price on a pre Reverse Stock Split basis. Based on the PIPE SPA, the exercise price of the SPA Warrants was reset from $6.00 to $2.00.
In March 2024, ATW I exercised 5,700,000, on a pre Reverse Stock Split basis, (158,334 post Reverse Stock Split) SPA Warrants in exchange for Common Stock. The Company did not receive cash in respect of this transaction.
In the second quarter of 2024, ATW I exercised 16,461,186 SPA Warrants, on a pre Reverse Stock Split basis, (457,255 post Reverse Stock Split) in exchange for Common Stock. The Company did not receive cash in respect of this transaction.
Unless context otherwise requires, the term “SPA Warrants” means (i) before the entry into the Letter Agreements, the Original SPA Warrants, and (ii) upon and following the entry into the Letter Agreements, (a) the Amended SPA Warrants, and (b) the New SPA Warrants.
The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2024, at $709,081 and as of December 31, 2023 at $17,544,561. The fair value of the SPA Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.14, no assumed dividends, implied volatility of 143.0%, and a remaining term of 8.25 years. The change in value of the SPA Warrants during the three and six months ended June 30, 2024, was a gain of $4,441,987 and $12,384,317, respectively. The change in value of the SPA Warrants during the three and six months ended June 30, 2023, was a gain of $29,657,015 and $26,819,502, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.
13. Stock-Based Compensation
Total stock-based compensation expense including options, PRSUs, and RSUs for the three and six months ended June 30, 2024 and 2023, net of forfeiture adjustments, totaled $809,310 and $1,339,965, and $1,862,164 and $3,077,027, respectively.
14. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $48,261 and $103,265, and $42,165 and $159,506, for the three and six months ended June 30, 2024 and 2023, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15. Related Party Transactions
SPA Warrants – The SPA Warrants are held by related parties ATW I, MIF and SLS Family Irrevocable Trust (see Note 12 – Warrants). During the six months ended June 30, 2024, ATW exercised 22,161,186 SPA Warrants in exchange for Common Stock.
Convertible Secured Debentures – During the second quarter of 2024, ATW 1 converted secured debentures with a principal value of $2,194,231 and interest of $43,167 into 22,641,909 shares on a pre Reverse Stock Split basis (628,942 shares post Reverse Stock Split).
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
For the three and six months ended June 30, 2024, interest expense attributable to ATW, MIF, and SLS Family Irrevocable Trust was $346,272, $64,484 and $23,214, and $692,545, $128,967 and $46,428, respectively. For the three and six months ended June 30, 2023 interest expense to ATW, MIF, and SLS Family Irrevocable Trust was $374,005, $64,484 and $23,214, and $743,900, $128,259 and $46,173, respectively.
Convertible Senior Secured Term Loans – In the third quarter of 2023, the Company entered into a convertible senior secured term loan with related parties ATW II, ATW I, MIF and other non-related party lenders. The loan was subsequently amended in the fourth quarter of 2023 and the first quarter of 2024 (see Note 7, “Notes Payable”).
On January 30, 2024, the Company also entered into the 2024 Term Loan Agreement with related parties ATW Management, as collateral agent and lender, and ATW III, ATW II, ATW I, MIF and another non-related party lenders. The principal amounts outstanding on the convertible senior term loans to related parties ATW I, ATW II, ATW III and MIF at June 30, 2024 were $1,939,593, $5,722,598, $2,021,528 and $4,050,972, respectively. For the three and six months ended June 30, 2024, interest expense attributable to ATW I, ATW II, ATW III and MIF was $88,909, $189,501, $39,876 and $142,883, and $333,552, $65,709, $64,730 and $246,841, respectively.
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company for the three and six months ended June 30, 2024 was $240,000 and $460,000, respectively, and accounts payable included $97,227 and $95,177 due to Flexible Consulting, LLC at June 30, 2024 and December 31, 2023, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16. Earnings (Loss) Per Share
The following table is the basic and diluted earnings (loss) per share computation. For all periods presented, weighted average shares and earnings (loss) per share reflect the effects of the Reverse Stock Split.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) for basic earnings per share	$(5,373,320)	$20,673,440	$(4,959,708)	$6,534,775
Adjustments to net income (loss) available to shareholders
Convertible secured debentures interest	-	1,129,509	-	-
Adjusted net income (loss) for diluted earnings per share	$(5,373,320)	$21,802,949	$(4,959,708)	$6,534,775

Denominator:
Weighted average shares used to compute basic EPS	1,950,563	1,110,091	1,667,187	1,107,580
Dilutive effect of:
Stock options	-	10,561	-	5,281
Restricted and performance stock units	-	29,984	-	14,992
Convertible debt	-	81,178	-	-
Weighted average shares used to compute diluted EPS	1,950,563	1,231,814	1,667,187	1,127,853

Basic earnings (loss) per share	$(2.75)	$18.62	$(2.97)	$5.90
Diluted earnings (loss) per share	$(2.75)	$17.70	$(2.97)	$5.79

Anti-dilutive securities excluded from shares outstanding:
Stock options	50,736	21,230	50,736	21,230
Restricted and performance stock units	165,796	41,114	165,796	41,114
Warrants	583,648	520,067	583,648	520,067
Earnout shares	208,333	208,333	208,333	208,333
Convertible debt	3,251,287	-	3,251,287	81,178
Total	4,259,800	790,744	4,259,800	871,922

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
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of June 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liability - Public Warrants	$258,750	$258,750	$-	$-
Warrant liability - Private Warrants	224,862	-	-	224,862
Warrant liability - SPA Warrants	709,081	-	-	709,081
Total	$1,192,693	$258,750	$-	$933,943
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

Warrant Liability
Balance, December 31, 2023	$18,376,180
Exercise of warrants	(4,451,163)
Change in fair value of warrant liabilities	(12,732,324)
Balance, June 30, 2024	$1,192,693
18. Subsequent Events
[None]

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

Results of Operations
Three and six months ended June 30, 2024, compared to three and six months ended June 30, 2023
The following table sets forth summarized condensed consolidated financial information:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
Revenue
Service	$501,708	$1,128,115	$(626,407)	-56%	$966,062	$3,948,395	$(2,982,333)	-76%
Service - related party	-	-	-	-	-	500	(500)	-100%
Total revenue	501,708	1,128,115	(626,407)	-56%	966,062	3,948,895	(2,982,833)	-76%

Costs and Expenses
Cost of revenue	2,875,394	1,900,602	974,792	51%	4,969,349	4,832,869	136,480	3%
Depreciation	411,586	53,209	358,377	674%	837,771	326,308	511,463	157%
Research and development	-	482,761	(482,761)	-100%	63,534	709,728	(646,194)	-91%
General and administrative	3,227,288	5,560,565	(2,333,277)	-42%	6,657,298	10,773,209	(4,115,911)	-38%
Total costs and expenses	6,514,268	7,997,137	(1,482,869)	-19%	12,527,952	16,642,114	(4,114,162)	-25%

Operating loss	(6,012,560)	(6,869,022)	(856,462)	-12%	(11,561,890)	(12,693,219)	(1,131,329)	-9%

Other (income) expense:
Other (income) expense, net	118,274	(3,162)	121,436	-3840%	21,801	1,149,219	(1,127,418)	-98%
Gain on lease termination	(8,532)	-	(8,532)	(100)%	(23,897)	-	(23,897)	(100)%
Foreign currency transaction loss (gain)	4,296	(17,709)	22,005	124%	9,443	(27,593)	37,036	134%
Loss on exchange of warrants	-	590,266	(590,266)	-100%	-	590,266	(590,266)	-100%
Change in fair value of warrant liabilities	(4,422,701)	(29,668,454)	(25,245,753)	-85%	(12,732,324)	(27,431,550)	(14,699,226)	-54%
Interest expense, net	3,669,423	1,556,597	2,112,826	136%	6,122,795	6,491,664	(368,869)	-6%

Net income (loss)	$(5,373,320)	$20,673,440	$(26,046,760)	-126%	$(4,959,708)	$6,534,775	$(11,494,483)	-176%
Revenue. For the three and six months ended June 30, 2024, revenue decreased $626,407 and $2,982,833, or 56% and 76%, respectively, as compared to the three and six months ended June 30, 2023, primarily driven by a reduction in government related contracts.
Cost of revenue. For the three months ended June 30, 2024, cost of revenue increased $974,792 or 51%, as compared to the three months ended June 30, 2023 primarily driven by costs relating to testing of the vehicle, Aquanaut. For the six months ended June 30, 2024, cost of revenue decreased $136,480 or 3%, as compared to the six months ended June 30, 2023 driven by the decrease in revenue offset by costs relating to commercialization of the vehicle.
Depreciation. For the three and six months ended June 30, 2024, depreciation increased $358,377 and $511,463, or 674% and 157%, respectively, as compared to the three and six months ended June 30, 2023, due to the increase in property and equipment.
Research and development. For the three and six months ended June 30, 2024, research and development costs decreased $482,761 and $646,194, or 100% and 91%, respectively, compared to the three and six months ended June 30, 2023, primarily due to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.

General and administrative. For the three and six months ended June 30, 2024, general and administrative costs decreased $2,333,277 and $4,115,911, or 42% and 38%, respectively, compared to the three and six months ended June 30, 2023, driven by headcount reductions and a concerted effort to reduce costs.
Other (income) expense, net. For the three months ended June 30, 2024, other expense related mainly to franchise tax expense and taxes incurred from activity in Brazil. For the six months ended June 30, 2024, other expense related to franchise tax expense and taxes incurred from activity in Brazil partially offset by proceeds received from the sale of expensed equipment. For the six months ended June 30, 2023, other expense related primarily to a state sales tax assessment of $1.2 million from the Texas Comptroller of Public Accounts for which the audit is currently ongoing.
Gain on lease termination. For the three months ended June 30, 2024, a gain on lease termination of $8,532 was reported relating to a second agreement to reduce leased office space in Norway. For the six months ended June 30, 2024, a gain on lease termination of $23,897 was reported, primarily due to the reduction in leased office space in Norway.
Change in fair value of warrant liabilities. For the three and six months ended June 30, 2024, a gain in the fair value of warrant liabilities of $4,422,701 and $12,732,324, respectively, was reported as compared to a gain of $29,668,454 and $27,431,550 for the three and six months ended June 30, 2023, respectively.
Interest expense, net. For the three months ended June 30, 2024, interest expense, net, increased $2,112,826 or 136%, driven by interest on the convertible senior secured term loans received in the second half of 2023 and the first half of 2024. For the six months ended June 30, 2024, interest expense, net decreased, $368,869 or 6%. Interest expense for the six months ended June 30, 2023 included $4 million associated with liquidated damages and interest arising out of the RRA. The decrease is partially offset by increased interest expense for the six months ended June 30, 2024 relating to the convertible senior secured term loans.
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
As of June 30, 2024, the Company had $8,122,943 of cash and cash equivalents. The cash equivalents consist of money market funds.
Significant sources and uses of cash during the six months ended June 30, 2024.
Sources of cash:
•The Company received net proceeds of $22,346,163 from debt and equity financing comprising of additional convertible secured term loans and an ATM share offering.
Uses of cash:
•Cash used in operating activities was $15,051,198, of which $3,314,573 was used to increase working capital.
•Cash from in investing activities related mainly to proceeds from the sale of AHFS of $419,720, offset by capital expenditures of $351,942.
Indebtedness. The Company’s indebtedness as of June 30, 2024, is presented in Item 1, “Financial Statements – Note 7 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 8 – Leases.”
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
Our management, with the participation and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2024, as a result of the continuation of the previously disclosed material weakness discussed below, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below. In light of this fact, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.
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
Through the years ended December 31, 2022 and 2023, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel and modifying a new Enterprise Resource Planning (ERP) System which will assist in the automation of processes, including standardizing workflows, enhancing segregation of duties, and ensuring compliance with policies. As a result of the significant turnover of key finance personnel at the end of 2023, we have concluded there was a gap in the implementation of the above remediation initiatives due to certain tasks that would have to be completed not being properly handed over to the new personnel.

Remediation Plan. In order to remediate the material weakness, the Company plans to formally document the system controls that we have in place, including user access reviews and a formally documented segregation of duties that includes formal system-based roles. Our ongoing remediation actions planned include:
•Continue to search for, evaluate and hire qualified accounting personnel to prepare and report financial information in accordance with GAAP;
•Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
•Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures
Our remediation activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be given as to the timing for completion of remediation
Changes in internal control over financial reporting. During the fiscal quarter ended June 30, 2024, exccept as described above in "Remediation Plan" there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Although we may, from time to time, be subject to litigation and other claims in the normal course of business, we are currently not a party to any material legal proceeding. No amounts have been accrued in the condensed consolidated financial statements with respect to any such matters.
ITEM 1A. RISK FACTORS
During the three months ended June 30, 2024, there have been no material changes in the “Risk Factors” as set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and in the Company's prospectus supplement dated May 20, 2024 filed by the Company with the SEC. The risks described therein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter of 2024, the Company issued 22,641,909 shares on a pre Reverse Stock Split basis, (628,942 shares post Reverse Stock Split) to ATW Special Situations I LLC, upon its conversion of its secured debentures with a principal value of $2,194,231 and interest of $43,167.
In the second quarter of 2024, the Company issued 16,461,186 shares on a pre Reverse Stock Split basis, (457,255 share post Reverse Stock Split) to ATW Special Situations I LLC, upon its exercise of 16,461,186 SPA Warrants in exchange for the Common Stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	July 18, 2024
3.3	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
10.1	First Amendment to Senior Secured Term Loan Agreement dated May 1, 2024, by and among Nauticus Robotics, Inc., ATW Special Situations Management LLC, as collateral agent, and the lenders party thereto.	Form 8-K	001-40611	10.1	May 1, 2024
10.2	At the Market Offering Agreement dated May 20, 2024, by and between Nauticus Robotics, Inc. and H.C. Wainwright & Co., LLC.	Form 8-K	001-40611	10.1	May 20, 2024
10.3	Nauticus Robotics, Inc. 2022 Omnibus Incentive Plan, as amended.	Definitive Proxy Statement	001-40611	Annex A	April 29, 2024
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Furnished herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2024

By:	/s/ Victoria Hay
Victoria Hay
Interim Chief Financial Officer

Date:	August 13, 2024