Form 10-Q
period 2024-09-30
Nauticus Robotics, Inc.
filed 2024-11-12
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of November 11, 2024, the registrant had 6,407,475 shares of common stock outstanding.

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
The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on April 9, 2024, in our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K, and in our prospectus or any prospectus supplement which are on file with the Securities and Exchange Commission.
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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,915,757	$753,398
Restricted certificate of deposit	51,763	201,822
Accounts receivable, net	397,726	212,428
Inventories	2,229,509	2,198,797
Prepaid expenses	1,105,645	1,889,218
Other current assets	338,542	1,025,214
Assets held for sale	277,180	2,940,254
Total Current Assets	7,316,122	9,221,131

Property and equipment, net	16,158,525	15,904,845
Operating lease right-of-use assets	1,283,982	834,972
Other assets	229,296	187,527
Total Assets	$24,987,925	$26,148,475

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$4,734,093	$7,035,450
Accrued liabilities	7,269,833	7,339,099
Contract liability	697,818	2,767,913
Operating lease liabilities - current	433,820	244,774
Total Current Liabilities	13,135,564	17,387,236

Warrant liabilities	393,094	18,376,180
Operating lease liabilities - long-term	921,698	574,260
Notes payable - long-term, net of discount (related party)	46,148,307	31,597,649
Other liabilities	895,118	-
Total Liabilities	$61,493,781	$67,935,325

Stockholders’ Deficit:
Common stock, $0.0001 par value; 625,000,000 shares authorized, 5,634,942 and 1,389,884 shares issued, respectively, and 5,634,942 and 1,389,884 shares outstanding, respectively (As adjusted, see Note 11)	$563	$139
Additional paid-in capital (As adjusted, see Note 11)	98,628,931	77,004,714
Accumulated other comprehensive income	(26,983)	-
Accumulated deficit	(135,108,367)	(118,791,703)
Total Stockholders’ Deficit	(36,505,856)	(41,786,850)
Total Liabilities and Stockholders’ Deficit	$24,987,925	$26,148,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue:
Service	$370,187	$1,593,854	$1,336,249	$5,542,249
Service - related party	-	-	-	500
Total revenue	370,187	1,593,854	1,336,249	5,542,749

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	2,648,019	2,651,380	7,617,368	7,484,249
Depreciation	446,087	160,744	1,283,858	487,052
Research and development	-	275,154	64,103	984,882
General and administrative	2,845,956	6,704,890	9,502,685	17,478,099
Total costs and expenses	5,940,062	9,792,168	18,468,014	26,434,282

Operating loss	(5,569,875)	(8,198,314)	(17,131,765)	(20,891,533)

Other (income) expense:
Other (income) expense, net	2,278,909	(133,311)	2,300,710	1,015,908
Gain on lease termination	-	-	(23,897)	-
Foreign currency transaction loss	11,833	83,654	21,276	56,061
Loss on exchange of warrants	-	-	-	590,266
Change in fair value of warrant liabilities	(615,505)	8,656,392	(13,347,829)	(18,775,158)
Interest expense, net	4,111,844	873,738	10,234,639	7,365,402
Total other (income) expense, net	5,787,081	9,480,473	(815,101)	(9,747,521)

Net loss	$(11,356,956)	$(17,678,787)	$(16,316,664)	$(11,144,012)

Basic loss per share (As adjusted, see Note 16)	$(4.24)	$(15.46)	$(8.54)	$(9.92)
Diluted loss per share (As adjusted, see Note 16)	$(4.24)	$(15.46)	$(8.54)	$(9.92)

Basic weighted average shares outstanding (As adjusted, see Note 16)	2,676,003	1,143,198	1,910,761	1,123,695
Diluted weighted average shares outstanding (As adjusted, see Note 16)	2,676,003	1,143,198	1,910,761	1,123,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(11,356,956)	$(17,678,787)	$(16,316,664)	$(11,144,012)
Other comprehensive loss:
Foreign currency translation adjustment	(26,983)	-	(26,983)	-
Comprehensive loss	$(11,383,939)	$(17,678,787)	$(16,343,647)	$(11,144,012)

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(As adjusted, see Note 11)
Balance at June 30, 2024	4,131,426	$413	$94,390,920	$-	$(123,751,411)	$(29,360,078)
Foreign currency translation adjustment	-	-	-	(26,983)	-	(26,983)
Stock-based compensation	-	-	532,539	-	-	532,539
Reverse stock split round up	133,975	13	(13)	-	-	-
Vesting of RSUs	8,707	1	(1)	-	-	-
Exercise of warrants	38,230	4	184,090	-	-	184,094
Conversion of convertible secured debentures	1,322,604	132	3,521,396	-	-	3,521,528
Net loss	-	-	-	-	(11,356,956)	(11,356,956)
Balance at September 30, 2024	5,634,942	$563	$98,628,931	$(26,983)	$(135,108,367)	$(36,505,856)

Balance at June 30, 2023	1,330,396	$133	$71,890,449	$-	$(61,570,327)	$10,320,255
Stock-based compensation	-	-	917,993	-	-	917,993
Settlement of liquidated damages	52,502	5	3,685,624	-	-	3,685,629
Exercise of stock options	1,351	-	78,596	-	-	78,596
Vesting of RSUs	703	-	-	-	-	-
Net loss	-	-	-	-	(17,678,787)	(17,678,787)
Balance at September 30, 2023	1,384,952	$138	$76,572,662	$-	$(79,249,114)	$(2,676,314)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(As adjusted, see Note 11)
Balance at December 31, 2023	1,389,884	$139	$77,004,714	$-	$(118,791,703)	$(41,786,850)
Foreign currency translation adjustment	-	-	-	(26,983)	-	(26,983)
Stock-based compensation	-	-	1,872,504	-	-	1,872,504
Reverse stock split round up	133,975	13	(13)	-	-	-
Vesting of RSUs	99,294	10	(10)	-	-	-
Exercise of warrants	653,819	65	4,635,192	-	-	4,635,257
Conversion of convertible secured debentures	1,951,546	195	5,758,731	-	-	5,758,926
At the Market (ATM) share offering	1,406,424	141	9,357,813	-	-	9,357,954
Net loss	-	-	-	-	(16,316,664)	(16,316,664)
Balance at September 30, 2024	5,634,942	$563	$98,628,931	$(26,983)	$(135,108,367)	$(36,505,856)

Balance at December 31, 2022	1,312,521	$131	$68,132,790	$-	$(68,105,102)	$27,819
Stock-based compensation	-	-	3,995,020	-	-	3,995,020
Settlement of liquidated damages	52,502	5	3,685,624	-	-	3,685,629
Exercise of stock options	6,329	1	421,174	-	-	421,175
Vesting of RSUs	8,997	1	(1)	-	-	-
Exercise of warrants	4,603	-	338,055	-	-	338,055
Net loss	-	-	-	-	(11,144,012)	(11,144,012)
Balance at September 30, 2023	1,384,952	$138	$76,572,662	$-	$(79,249,114)	$(2,676,314)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,316,664)	$(11,144,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,283,858	487,052
Amortization of debt discount	5,694,378	2,924,820
Amortization of debt issuance cost	486,758	-
Capitalized paid-in-kind (PIK) interest	927,485	-
Accretion of RCB Equities #1, LLC exit fee	73,058	3,183
Stock-based compensation	1,872,504	3,995,020
Loss on exchange of warrants	-	590,266
Change in fair value of warrant liabilities	(13,347,829)	(18,775,158)
Non-cash impact of lease accounting	314,859	332,787
Gain on disposal of assets	(1,695)	-
Write off of property and equipment	32,636	-
Gain on lease termination	(23,897)	-
Settlement of liquidated damages with common stock	-	3,685,629
Gain on short-term investments	-	(40,737)
Interest expense assumed into Convertible Senior Secured Term Loan	-	378,116
Changes in operating assets and liabilities:
Accounts receivable	(185,298)	625,034
Inventories	(30,714)	(7,293,478)
Contract assets	-	547,183
Other assets	1,542,915	(206,702)
Accounts payable and accrued liabilities	(1,072,317)	7,470,351
Contract liabilities	(2,070,095)	152,000
Operating lease liabilities	(203,486)	(357,985)
Other liabilities	895,117	-
Net cash used in operating activities	(20,128,427)	(16,626,631)

Cash flows from investing activities:
Capital expenditures	(466,712)	(10,745,111)
Proceeds from sale of assets held for sale	420,220	-
Proceeds from sale of property and equipment	18,098	-
Proceeds from sale of short-term investments	-	5,000,000
Net cash used in investing activities	(28,394)	(5,745,111)

Cash flows from financing activities:
Proceeds from notes payable	14,305,000	10,596,884
Payment of debt issuance costs on notes payable	(1,316,791)	-
Proceeds from ATM offering	9,857,857	-
Payment of ATM commissions and fees	(499,903)	-
Proceeds from exercise of stock options	-	421,175
Proceeds from exercise of warrants	-	338,055
Net cash from financing activities	22,346,163	11,356,114

Effects of changes in exchange rates on cash and cash equivalents	(26,983)	-

Net change in cash and cash equivalents	2,162,359	(11,015,628)

Cash and cash equivalents, beginning of period	753,398	17,787,159
Cash and cash equivalents, end of period	$2,915,757	$6,771,531

Supplemental disclosure of cash flow information:
Cash paid for interest	$135,089	$1,006,993
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Operating leases at inception	$1,095,067	$2,016,931
Exercise of warrants	$4,635,257	$-
Conversion of convertible secured debentures to common stock	$5,758,926	$-
Liabilities relieved through sale of asset held for sale	$1,158,609	$-
Transfer from assets held for sale to property and equipment	$1,119,864	$-
Capitalized interest	$-	$873,816
Capital expenditures included in accounts payable	$-	$849,951
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
Liquidity – The Company continues to develop its principal products and conduct research and development activities. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company has embarked on cost-cutting measures to continue to preserve cash. The Company may require additional liquidity to continue its operations over the next twelve months, which a current investor has committed to support. The Company believes with this investor support that there will be sufficient resources to continue as a going concern for at least one year from the date that the condensed consolidated financial statements contained in this Form 10-Q are issued.
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
Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 2 to Nauticus Robotics, Inc.’s consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2024.
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
Cash and Cash Equivalents – The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts. There were no cash equivalents at September 30, 2024 or December 31, 2023.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Certificates of Deposit – The Company has restricted certificate of deposits of $51,763 and $201,822, held by a bank on our behalf as of September 30, 2024 and December 31, 2023, respectively. The restricted certificate of deposit at September 30, 2024, relates to a guarantee against corporate credit cards. $150,000 of the balance at December 31, 2023 relates to a certificate of deposit required to collateralize a letter of credit which was released in the first quarter of 2024, with the remainder relating to a guarantee against corporate credit cards.
Short-term Investments – On March 14, 2023, the Company received proceeds of $5,000,000 from the maturity of a short-term investment in a US Treasury Bill. The gain on the investment of $40,737 is included in other (income) expense on the condensed consolidated statements of operations for the nine months ended September 30, 2023.
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
Assets Held For Sale ("AHFS") – Long-lived assets identified as assets held for sale are categorized on the balance sheet as current assets and are measured at the lower of carrying value or fair value less any costs to sell. Any liabilities associated with the assets being sold are categorized on the condensed consolidated balance sheet as current liabilities. AHFS are no longer depreciated or amortized.
Property and Equipment – Property and equipment is recorded at cost and depreciated using the straight-line method. Expenditures which extend the useful lives of existing property and equipment are capitalized. Those costs which do not extend the useful lives are expensed as incurred. Upon disposition, the cost and accumulated depreciation are removed and any gain or loss on the disposal is reflected in the condensed consolidated statements of operations.
Segment Reporting – Our operations represent a single segment because each revenue stream possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales for the three and nine months ended September 30, 2024 and 2023, respectively.
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
Inventories – The inventories comprise raw materials, work in progress, and finished goods, as applicable, and are valued at the lower of cost or net realizable value. Work in progress and finished goods inventories include raw materials, direct labor and production overhead. The Company periodically reviews inventories on hand and current market conditions to determine if the cost of raw materials, work in progress and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The associated impairment is charged as a standalone expense on the condensed consolidated statements of operations. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. The associated write-downs or write-offs of inventory are charged to cost of sales.
Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Raw material and supplies	$897,902	$898,335
Work in progress	1,331,607	1,300,462
Total inventories	$2,229,509	$2,198,797
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain income tax positions as of September 30, 2024, and December 31, 2023.
Foreign Currency Translation – All assets and liabilities in the condensed consolidated balance sheet of the Company's foreign subsidiary, whose functional currency is the Brazilian Real, are translated at period-end exchange rates. All revenues and expenses in the condensed consolidated statements of operations, of this foreign subsidiary, are translated at average exchange rates for the period. Translation gains and losses are not included on determining net loss but are shown in accumulated other comprehensive loss on the condensed consolidated balance sheet.
Foreign Currency Gains and Losses – Foreign currency transaction gains and losses are included on determining net loss. The Company purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded $11,833 and $21,276 of foreign currency transaction losses for the three and nine months ended September 30, 2024, respectively. The Company recorded $83,654 and $56,061 of foreign currency transaction losses for the three and nine months ended September 30, 2023, respectively.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings Inc.’s Common Stock are entitled to receive their pro-rata share of Earnout Shares which are held in escrow. The Earnout Shares will be released upon the occurrence of a triggering event within 5 years of the issue date (see Note 11, "Equity"). The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the Earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon issuance and will not be subsequently remeasured. A Monte Carlo valuation model (a Level 3 measurement) determined their estimated fair value upon issuance.
Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. The Company did not capitalize interest during the nine months ended September 30, 2024. During the nine months ended September 30, 2023 the Company capitalized interest totaling $873,816, of which $354,162 and $519,654 related to inventory and property and equipment, respectively.
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
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the three and nine months ended September 30, 2024, sales to four and five customers accounted for 100% of total revenue. The total balance due from these customers as of September 30, 2024, comprised 100% of accounts receivable, net. During the three and nine months ended September 30, 2023, sales to two customers accounted for 99% of total revenue. The total balances due from these customers as of December 31, 2023, made up 68% of accounts receivable, with the remaining 32% due from one other customer. Loss of these customers could have a material adverse impact on the Company.
Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. There was no material impact to the condensed consolidated financial statements for these changes.
Accounting Standards Issued but not adopted as of September 30, 2024 – In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on the disclosures within our condensed consolidated financial statements.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Revenue
The following table presents the components of our revenue:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost plus fixed fee	$96,627	$1,075,603	$311,041	$3,652,771
Firm fixed-price	273,560	518,251	1,025,208	1,889,978
Total	$370,187	$1,593,854	$1,336,249	$5,542,749
Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.
Contract Balances – Accounts receivable, net as of September 30, 2024, totaled $397,726 due from customers for contract billings and is expected to be collected within the next three to six months. As of December 31, 2023, accounts receivable, net totaled $212,428. As of September 30, 2024, and December 31, 2023, allowances for doubtful accounts included in accounts receivable totaled $0. Bad debt expense was $0 and $39 for the three and nine months ended September 30, 2024, respectively and $0 for the three and nine months ended September 30, 2023, respectively.
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets were $0 at September 30, 2024 and December 31, 2023.
Contract liabilities include billings in excess of revenue recognized and accruals for certain contract obligations. The Company had contract liabilities at September 30, 2024 and December 31, 2023 of $697,818 and $2,767,913, respectively. Contract liabilities at September 30, 2024 and December 31, 2023 included costs accrued for an ongoing contract expected to be loss making with the loss reported on the condensed consolidated income statement for the three and nine months ended September 30, 2024 and in the fourth quarter of the year ended December 31, 2023. The decrease in contract liabilities at September 30, 2024 is primarily attributable to costs incurred on the loss making contract in the first half of 2024 being offset against the accrual.
Unfulfilled Performance Obligations – As of September 30, 2024, we expect to recognize approximately $840,000 of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.
If any of our contracts were to be modified or terminated, the expected value of the unfulfilled performance obligations of such contracts would be reduced.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid material purchases	$388,530	$440,091
Prepaid insurance	467,472	1,282,703
Other prepayments	249,643	166,424
Total prepaid expenses	$1,105,645	$1,889,218

Term loan receivable	$-	$695,000
Other current assets	338,542	330,214
Total other current assets	$338,542	$1,025,214
5. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	September 30, 2024	December 31, 2023
Leasehold improvements	5	$833,920	$796,136
Property & equipment	3-5 years	7,381,529	5,906,859
Technology hardware equipment	3-5 years	2,006,179	1,907,770
Total		10,221,628	8,610,765
Less accumulated depreciation		(3,393,644)	(2,035,034)
Construction in progress		9,330,541	9,329,114
Total property and equipment, net		$16,158,525	$15,904,845
During the year ended December 31, 2023, the Company conducted a thorough review of its assets and decided to divest items that no longer aligned with its strategic objectives. This strategic shift aimed to enhance cash flow within the Company. Consequently, through an update of its business model, the Company identified and reclassified $2,940,254 worth of property and equipment, including Hydronaut vessels, the Drix unmanned surface vessel, and other miscellaneous equipment, as AHFS. At September 30, 2024 property and equipment totaling $277,180 remains as AHFS with the decrease driven primarily by the sale of Hydronaut vessels 2 and 3 on January 22, 2024, for $1,533,609, which included cash of $375,000, combined with the offset of open payable invoices, and the reclassification of the Drix unmanned surface vessel back to property and equipment as it became revenue generating in the third quarter of 2024. The Company is actively pursuing the sale of the remaining assets earmarked for sale and anticipates that the majority will be sold by the end of the fourth quarter of 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued compensation	$304,481	$618,630
Accrued severance	1,031,731	1,375,000
Accrued professional fees	77,850	1,355,721
Accrued insurance	185,417	876,150
Accrued sales and property taxes	695,565	885,292
Accrued royalties	362,500	250,000
Accrued interest	2,296,243	-
Debt conversion liability accrual	2,135,480	-
Accrued AHFS liability	-	1,158,609
Accrued lease termination costs	163,503	657,000
Other accrued expenses	17,063	162,697
Total accrued expenses	$7,269,833	$7,339,099
Under the Convertible Secured Debentures agreement, on conversion of secured debentures, the Company owes the debt holder the difference between the floor price of $3.16 and the conversion price. As of September 30 2024, the amount due is $2,135,480 and is recorded under accrued liabilities on the condensed consolidated balance sheet.
The Hydronaut vessels 2 and 3 are reported as AHFS at December 31, 2023 at an amount based on an offer for sale. The offer for sale contains both cash and non-cash considerations. The AHFS liability of $1,158,609 included the non-cash consideration, which are purchase invoices submitted by the purchaser that will be foregone upon closing of the sale. Hydronaut vessels 2 and 3 were sold on January 22, 2024, and the AHFS current asset of December 31, 2023 was offset with the AHFS liability and cash received.
In December 2023, the Company started negotiations to exit a lease for office space. The negotiations completed in March 2024 with the Company agreeing a settlement figure with the lessor of $657,000 to be paid over 8 months commencing April 2024. See Note 8, "Leases" for further discussion. The accrual is recorded under accrued liabilities on the condensed consolidated balance sheet as of September 30, 2024.
In April 2023, the Company received correspondence from the State of Texas assessing a sale and use tax liability of $575,602. The sales and use tax audit is currently ongoing. The accrual is recorded under accrued liabilities on the condensed consolidated balance sheet as of September 30, 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Notes Payable
Notes payable consisted of the following:

	September 30, 2024	December 31, 2023
Convertible secured debentures	$30,911,089	$36,530,320
Convertible senior secured term loan	27,527,485	12,295,000
Total	58,438,574	48,825,320
Less: debt discount, net	(11,005,493)	(16,593,357)
Less: capitalized debt issuance costs	(1,385,440)	(661,922)
Senior bridge note exit fee provision	100,666	27,608
Total notes payable – long-term	$46,148,307	$31,597,649
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Conversion of Senior Secured Convertible Debentures
During the third quarter of 2024, ATW I converted secured debentures with a principal value of $3,425,000 and interest of $96,528 into 1,322,604 shares (post Reverse Stock Split).
During the second quarter of 2024, ATW I converted secured debentures with a principal value of $2,194,231 and interest of $43,167 into 628,942 shares (post Reverse Stock Split).
Debt discount amortization of $2,441,861 and $5,664,436 was included within interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024, respectively. Debt discount amortization of $1,037,971 and $2,916,347 was included within interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023, respectively. The Debentures effective interest rate was approximately 25.2% at September 30, 2024 and 2023.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Interest expense includes the following relating to the 2023 Term Loan, the December 2023 Incremental Loan, the January 2024 Incremental Loan, 2024 Loans and the May 2024 Incremental Loan (collectively the "convertible senior term loans"):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Debt discount amortization	$10,074	$8,473	$29,942	$8,473
Amortization of debt issuance costs	174,318	-	486,758	-
Provision for bridge note exit fee	24,583	3,183	73,058	3,183

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
In August 2023, the Company entered into an operating lease for office space in Norway. The lease has a term of 5 years. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease. During the nine months ended September 30, 2024, the Company agreed with the lessor on two separate occasions to reduce the size of the office space leased and a gain on lease termination of $0 and $23,897 was reported for the three and nine months ended September 30, 2024, respectively, under other (income) expense on the condensed consolidated statement of operations.
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
The following table presents the Company’s lease costs which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fixed lease expense	$129,510	$129,822	$388,953	$382,662
Variable lease expense	47,353	136,785	261,624	192,547
Total operating lease expense	176,863	266,607	650,577	575,209
Short-term lease expense	6,915	-	34,343	-
Total lease expense	$183,778	$266,607	$684,920	$575,209

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cash paid for operating leases was $379,720 and $357,985 for the nine months ended September 30, 2024, and 2023, respectively.
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed balance sheets:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$1,283,982	$834,972

Current portion of operating lease liabilities	433,820	244,774
Long-term operating lease liabilities	921,698	574,260
Total operating lease liabilities	$1,355,518	$819,034
For operating lease assets and liabilities, the weighted average remaining lease term was 3.4 years and 8.7 years as of September 30, 2024, and December 31, 2023, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 12.6% as of September 30, 2024, and 14.3% as of December 31, 2023.
The following table presents the Company’s maturities of lease liabilities as of September 30, 2024:

2024 (excluding the nine months ended September 30, 2024)	$134,162
2025	541,988
2026	552,142
2027	284,946
2028	35,229
Total lease payments	1,548,467
Total present value discount	(192,949)
Operating lease liabilities	$1,355,518
9. Commitments and Contingencies
Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.
10. Income Taxes
Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the nine months ended September 30, 2024, or 2023. The Company has a full valuation allowance against its deferred income tax assets as of September 30, 2024, and December 31, 2023, respectively.
11. Equity
Reverse Stock Split
On July 22, 2024, the Company effected a 1-for-36 reverse stock split ("Reverse Stock Split") of the shares of the Company's common stock, par value $0.0001 per share. No fractional shares were issued in connection with the Reverse Stock Split, but were instead rounded up to the nearest whole share. The Reverse Stock Split resulted in 150,107,598 shares of common stock being converted in to 4,169,679 shares of common stock. The Board of Directors of the Company approved the Certificate of Amendment effecting the Reverse Stock Split in order to meet the share bid price requirements

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of the NASDAQ Capital Market. The Company’s stockholders authorized the Reverse Stock Split and the Certificate of Amendment at a special meeting held on June 17, 2024.
All options, warrants and other convertible securities of the Company outstanding immediately prior to the split have been adjusted in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.
Each stockholder’s percentage ownership interest in the Company and proportional voting power remain virtually unchanged by the split, except for minor changes and adjustments that resulted from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of the Company’s common stock were substantially unaffected.
As the par value per share of common stock was not changed in connection with the Reverse Stock Split, we recorded a decrease of $14,460 and $4,865 to common stock on our consolidated balance sheet with a corresponding increase in additional paid-in capital as of September 30, 2024 and December 31, 2023, respectively. An adjustment to round fractional shares into whole shares was recorded in the three months ending September 30, 2024 which increased common stock by 133,975 shares and $13 with a corresponding decrease in additional paid-in capital.
Unless otherwise noted, all references in the condensed consolidated financial statements and notes to condensed consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
Common Stock – A total of 5,634,942 shares of Common Stock were outstanding as of September 30, 2024.
During the third quarter of 2024, ATW I converted secured debentures with a principal value of $3,425,000 and interest of $96,528 into 1,322,604 shares of Common Stock.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of September 30, 2024, the Earnout targets have not been achieved, and the Earnout Shares remain in escrow.
12. Warrants
Public Warrants – We assumed 8,624,991 Public Warrants on September 9, 2022 which remained outstanding as of September 30, 2024. For every 36 Public Warrants, the holder is entitled to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days of September 9, 2022, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise, subject to the terms of the governing warrant agreement, Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants expire on September 9, 2027, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.
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
The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2024 and December 31, 2023 at $127,650 and $451,088, respectively, based on their publicly-traded price. For the three months ended September 30, 2024 and 2023, the Company reported a gain in value of the Public Warrants of $131,100 and $24,150, respectively, and for the nine months ended September 30, 2024 and 2023, a gain in value of the Public Warrants of $323,438 and $378,638, respectively. The change in fair value of the Public Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
Private Warrants – We assumed 7,175,000 Private Warrants, which are not publicly traded, on September 9, 2022. These remained outstanding as of September 30, 2024. For every 36 Private Warrants, the holder is entitled to purchase one share

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of Common Stock at an exercise price of $11.50 and is identical in all material respects to the Public Warrants except that the Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.
The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2024 and December 31, 2023 at $115,257 and $380,531, respectively. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $1.41, no assumed dividends, a risk-free rate of 3.58%, implied volatility of 197.8%, and a remaining term of 2.94 years. For the three months ended September 30, 2024 and 2023, the Company reported a gain and loss in value of the Private Warrants of $109,609 and $40,973, respectively. For the nine months ended September 30, 2024 and 2023, the Company reported a gain in value of the Private Warrants of $265,278 and $298,536, respectively. The change in fair value of the Private Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
In March 2024, ATW I exercised 158,334, on a post Reverse Stock Split basis, (5,700,000 pre Reverse Stock Split) SPA Warrants in exchange for Common Stock. The Company did not receive cash in respect of this transaction.
In the second quarter of 2024, ATW I exercised 457,255 SPA Warrants, on a post Reverse Stock Split basis, (16,461,186 pre Reverse Stock Split) in exchange for Common Stock. The Company did not receive cash in respect of this transaction.
In the third quarter of 2024, SLS exercised 38,230 SPA Warrants in exchange for Common Stock. The Company did not receive cash in respect of this transaction.
Unless context otherwise requires, the term “SPA Warrants” means (i) before the entry into the Letter Agreements, the Original SPA Warrants, and (ii) upon and following the entry into the Letter Agreements, (a) the Amended SPA Warrants, and (b) the New SPA Warrants.
The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2024, at $150,187 and as of December 31, 2023 at $17,544,561. The fair value of the SPA Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $1.41, no assumed dividends, implied volatility of 197.8%, and a remaining term of 8 years. The change in value of the SPA Warrants during the three and nine months ended September 30, 2024, was a gain of $374,796 and $12,759,113, respectively. The change in

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
value of the SPA Warrants during the three and nine months ended September 30, 2023, was a loss of $8,721,515 and a gain of $18,097,987, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.
13. Stock-Based Compensation
Our 2022 Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units (“RSU”s), restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock, or a combination thereof. During the three months ended September 30, 2024, 201,586 RSUs were granted with a weighted-average grant-date fair value of $4.64. As of September 30, 2024, 333,175 equity units remained outstanding.
Total stock-based compensation expense including options, PRSUs, and RSUs for the three and nine months ended September 30, 2024 and 2023, net of forfeiture adjustments, totaled $532,539 and $1,872,504, and $917,993 and $3,995,020, respectively.
14. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $41,648 and $144,913, and $103,446 and $262,952, for the three and nine months ended September 30, 2024 and 2023, respectively.
15. Related Party Transactions
SPA Warrants – The SPA Warrants are held by related parties ATW I, MIF and SLS Family Irrevocable Trust (see Note 12 – Warrants). During the nine months ended September 30, 2024, ATW and SLS exercised 615,589 and 38,230 SPA Warrants, respectively, in exchange for Common Stock.
Convertible Secured Debentures – During the third quarter of 2024, ATW I converted secured debentures with a principal value of $3,425,000 and interest of $96,528 into 1,322,604 shares.
During the second quarter of 2024, ATW I converted secured debentures with a principal value of $2,194,231 and interest of $43,167 into 628,942 shares.
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
For the three and nine months ended September 30, 2024, interest expense attributable to ATW, MIF, and SLS Family Irrevocable Trust was $327,682, $65,192 and $23,469, and $1,070,098, $194,159 and $69,897, respectively. For the three and nine months ended September 30, 2023 interest expense to ATW, MIF, and SLS Family Irrevocable Trust was $378,115, $65,192 and $23,469 and $1,122,015, $193,451 and $69,642, respectively.
Convertible Senior Secured Term Loans – In the third quarter of 2023, the Company entered into a convertible senior secured term loan with related parties ATW II, ATW I, MIF and other non-related party lenders. The loan was subsequently amended in the fourth quarter of 2023 and the first quarter of 2024 (see Note 7, “Notes Payable”).

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On January 30, 2024, the Company also entered into the 2024 Term Loan Agreement with related parties ATW Management, as collateral agent and lender, and ATW III, ATW II, ATW I, MIF and another non-related party lenders. The principal amounts outstanding on the convertible senior term loans to related parties ATW I, ATW II, ATW III and MIF at September 30, 2024 were $2,977,513, $5,748,354, $1,064,730 and $4,128,594, respectively. For the three and nine months ended September 30, 2024, interest expense attributable to ATW I, ATW II, ATW III and MIF was $103,635, $192,216, $40,815 and $145,845, and $251,674, $524,531, $105,544 and $390,339, respectively. For the three and nine months ended September 30, 2023, interest expense attributable to ATW I, ATW II and MIF was $6,850, $3,984 and $4,167.
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company for the three and nine months ended September 30, 2024 was $270,000 and $758,000, respectively, and accounts payable included $90,000 and $95,177 due to Flexible Consulting, LLC at September 30, 2024 and December 31, 2023, respectively.
16. Earnings (Loss) Per Share
The following table is the basic and diluted earnings loss per share computation. For all periods presented, weighted average shares and loss per share reflect the effects of the Reverse Stock Split.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss for basic earnings per share	$(11,356,956)	$(17,678,787)	$(16,316,664)	$(11,144,012)
Adjusted net loss for diluted earnings per share	$(11,356,956)	$(17,678,787)	$(16,316,664)	$(11,144,012)

Denominator:
Weighted average shares used to compute basic EPS	2,676,003	1,143,198	1,910,761	1,123,695
Weighted average shares used to compute diluted EPS	2,676,003	1,143,198	1,910,761	1,123,695

Basic loss per share	$(4.24)	$(15.46)	$(8.54)	$(9.92)
Diluted loss per share	$(4.24)	$(15.46)	$(8.54)	$(9.92)

Anti-dilutive securities excluded from shares outstanding:
Stock options	25,023	85,683	25,023	85,683
Restricted and performance stock units	333,175	66,989	333,175	66,989
Warrants	545,419	530,808	545,419	530,808
Earnout shares	208,333	208,333	208,333	208,333
Convertible debt	12,505,433	134,882	12,505,433	134,882
Total	13,617,383	1,026,695	13,617,383	1,026,695

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
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Warrant liability - Public Warrants	$127,650	$127,650	$-	$-
Warrant liability - Private Warrants	115,257	-	-	115,257
Warrant liability - SPA Warrants	150,187	-	-	150,187
Total	$393,094	$127,650	$-	$265,444
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities:

Warrant Liability
Balance, December 31, 2023	$18,376,180
Exercise of warrants	(4,635,257)
Change in fair value of warrant liabilities	(13,347,829)
Balance, September 30, 2024	$393,094

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Subsequent Events
Second Amendment and Exchange Agreement
On November 4, 2024, the Company entered into a Second Amendment and Exchange Agreement (the "Exchange Agreement") by and among the Company and a certain institutional investor, pursuant to which such investor will exchange the remaining portion of the amount outstanding under the 5% original issue discount senior secured convertible debentures (the "Existing Notes") and certain other amounts outstanding with respect thereto, in the aggregate amount of $26,180,415 into 26,180 of Series A preferred convertible stock subject to adjustment with respect to any change in the Outstanding Amount, whether as a result of any additional amounts that may become outstanding under the Existing Notes or any conversion of all, or any part, of the Existing Notes, as applicable, from and after the date of the Exchange Agreement through the closing date of the Exchange, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The Exchange Agreement further amended the Securities Purchase Agreement dated as of December 16, 2021, as amended, and contained certain covenants of the Company to, among other items, hold one or more stockholder meetings, no later than December 31, 2024, in respect of the shares of the Company’s common stock issuable underlying the Series A Preferred Stock upon conversion.
In addition, on November 4, 2024, the Company entered into Exchange Agreements with two other institutional investors on substantially the same terms, pursuant to which such investors will transfer their Existing Notes to the Company in exchange for a number of shares of Series A Preferred Stock in the aggregate principal amount of $1,836,720 and $5,296,159, respectively.
November 2024 Debentures
On November 4, 2024, the Company entered into a Securities Purchase Agreement (the “Nov 24 SPA”) with certain accredited investors named therein (the “Debenture Investors”), pursuant to which the Debenture Investors purchased, in a private placement, $1,150,000 in principal amount of debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of original issue discount senior secured convertible debentures (the “November 2024 Debentures”). The closing of this private placement will occur upon satisfaction of customary closing conditions.
The November 2024 Debentures provide for, among other items: (a) an interest rate of the Prime Rate published in the Wall Street Journal plus 2% per annum, payable quarterly and added to the principal amount of the November 2024 Debentures, and/or in cash, at the Company’s option; (b) conversion by the holder into shares of the Company’s common stock at any time (subject to limitations on conversion described therein); (c) a conversion price of $1.23 (subject to adjustment as provided therein) with shares of the Company’s common stock issuable on conversion determined by dividing 120% of the applicable “conversion amount” (as defined in the November 2024 Debentures) by the conversion price; (d) an alternate conversion price at the lower of (1) $1.23 (subject to adjustment as provided therein) and (2) the greater of a floor price of $0.246 (subject to adjustment as provided therein) and 98% of the lowest VWAP of the Company’s shares of common stock during the applicable 10-trading day period (subject to payment in cash if the applicable VWAP calculation is less than the floor price); (e) a maturity date of September 9, 2026, and (f) an option by the holder to extend the maturity date by an additional year.

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
Our subsea robotic product, Aquanaut, is a vehicle that begins its mission in a hydrodynamically efficient configuration that enables efficient transit to the worksite (i.e. operating as an autonomous underwater vehicle, or “AUV”). During transit (operating in survey mode), Aquanaut’s sensor suite provides the capability to observe and inspect subsea assets or other subsea features. Once it arrives at the worksite, Aquanaut transforms its hull configuration to expose two electric manipulators that can perform dexterous tasks with (supervised), or without (autonomous), direct human involvement. In this intervention mode, the vehicle has capabilities similar to a conventional remotely operated vehicle (“ROV”). The ability to operate in both AUV and ROV modes is a quality unique to our subsea robot and is protected under a U.S. patent. To take advantage of these special configuration qualities, we have developed underwater acoustic communication technology, called Wavelink, our over-the-horizon remote connectivity solution, which removes the need for long umbilical cables to connect the robot with topside vessels. Eliminating these umbilical cables and communicating with the robot through acoustic or other latent, laser, or RF methods reduces much of the system infrastructure currently required for ROV servicing operations and is core to our value proposition.
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

Results of Operations
Three and nine months ended September 30, 2024, compared to three and nine months ended September 30, 2023
The following table sets forth summarized condensed consolidated financial information:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
Revenue
Service	$370,187	$1,593,854	$(1,223,667)	-77%	$1,336,249	$5,542,249	$(4,206,000)	-76%
Service - related party	-	-	-	-	-	500	(500)	-100%
Total revenue	370,187	1,593,854	(1,223,667)	-77%	1,336,249	5,542,749	(4,206,500)	-76%

Costs and Expenses
Cost of revenue	2,648,019	2,651,380	(3,361)	0%	7,617,368	7,484,249	133,119	2%
Depreciation	446,087	160,744	285,343	178%	1,283,858	487,052	796,806	164%
Research and development	-	275,154	(275,154)	-100%	64,103	984,882	(920,779)	-93%
General and administrative	2,845,956	6,704,890	(3,858,934)	-58%	9,502,685	17,478,099	(7,975,414)	-46%
Total costs and expenses	5,940,062	9,792,168	(3,852,106)	-39%	18,468,014	26,434,282	(7,966,268)	-30%

Operating loss	(5,569,875)	(8,198,314)	(2,628,439)	-32%	(17,131,765)	(20,891,533)	(3,759,768)	-18%

Other (income) expense:
Other (income) expense, net	2,278,909	(133,311)	(2,412,220)	-1809%	2,300,710	1,015,908	1,284,802	126%
Gain on lease termination	-	-	-	-	(23,897)	-	(23,897)	-100%
Foreign currency transaction loss	11,833	83,654	(71,821)	-86%	21,276	56,061	(34,785)	-62%
Loss on exchange of warrants	-	-	-	-	-	590,266	(590,266)	-100%
Change in fair value of warrant liabilities	(615,505)	8,656,392	(9,271,897)	-107%	(13,347,829)	(18,775,158)	(5,427,329)	-29%
Interest expense, net	4,111,844	873,738	3,238,106	371%	10,234,639	7,365,402	2,869,237	39%

Net income (loss)	$(11,356,956)	$(17,678,787)	$(6,321,831)	-36%	$(16,316,664)	$(11,144,012)	$5,172,652	46%
Revenue. For the three and nine months ended September 30, 2024, revenue decreased $1,223,667 and $4,206,500, or 77% and 76%, respectively, as compared to the three and nine months ended September 30, 2023, primarily driven by a reduction in government related contracts.
Cost of revenue. For the three months ended September 30, 2024, cost of revenue decreased $3,361 or 0%, as compared to the three months ended September 30, 2023 primarily driven by decreased revenue offset by costs relating to testing of the Aquanaut vehicle. For the nine months ended September 30, 2024, cost of revenue increased $133,119 or 2%, as compared to the nine months ended September 30, 2023 driven by costs relating to commercialization of the vehicle.
Depreciation. For the three and nine months ended September 30, 2024, depreciation increased $285,343 and $796,806, or 178% and 164%, respectively, as compared to the three and nine months ended September 30, 2023, due to the increase in property and equipment.
Research and development. For the three and nine months ended September 30, 2024, research and development costs decreased $275,154 and $920,779, or 100% and 93%, respectively, compared to the three and nine months ended September 30, 2023, primarily due to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.

General and administrative. For the three and nine months ended September 30, 2024, general and administrative costs decreased $3,858,934 and $7,975,414, or 58% and 46%, respectively, compared to the three and nine months ended September 30, 2023, driven by headcount reductions and a concerted effort to reduce costs.
Other (income) expense, net. For the three and nine months ended September 30, 2024, other expense related mainly to an accrual of $2,135,480 for the debt conversion liability (see Note 6, "Accrued Liabilities"). For the nine months ended September 30, 2023, other expense related primarily to a state sales tax assessment of $1.2 million from the Texas Comptroller of Public Accounts for which the audit is currently ongoing.
Gain on lease termination. For the nine months ended September 30, 2024, a gain on lease termination of $23,897 was reported, primarily due to the reduction in leased office space in Norway.
Change in fair value of warrant liabilities. For the three months ended September 30, 2024 and 2023, the Company reported a gain and loss in the fair value of warrant liabilities of $615,505 and $8,656,392, respectively. For the nine months ended September 30, 2024 and 2023, the Company reported a gain in the fair value of warrant liabilities of $13,347,829 and $18,775,158, respectively.
Interest expense, net. For the three months ended September 30, 2024, interest expense, net, increased $3,238,106 or 371%, driven by interest on the convertible senior secured term loans received in the second half of 2023 and the first half of 2024. For the nine months ended September 30, 2024, interest expense, net increased, $2,869,237 or 39% driven by interest on the convertible senior secured term loans. Interest expense for the nine months ended September 30, 2023 also included $4 million associated with liquidated damages and interest arising out of the RRA.
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
As of September 30, 2024, the Company had $2,915,757 of cash and cash equivalents. The cash equivalents consist of money market funds.
Significant sources and uses of cash during the nine months ended September 30, 2024.
Sources of cash:
•The Company received net proceeds of $22,346,163 from debt and equity financing comprising of additional convertible secured term loans and an ATM share offering.
Uses of cash:
•Cash used in operating activities was $20,128,427, of which $1,123,878 was used to increase working capital.
•Cash used in investing activities related to capital expenditures of $466,712 partially offset by proceeds from the sale of AHFS of $420,220.
Indebtedness. The Company’s indebtedness as of September 30, 2024, is presented in Item 1, “Financial Statements – Note 7 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 8 – Leases.”
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
Our management, with the participation and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2024, as a result of the continuation of the previously disclosed material weakness discussed below, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting described below. In light of this fact, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.
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
Through the years ended December 31, 2022 and 2023, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel and modifying a new Enterprise Resource Planning (ERP) System which will assist in the automation of processes, including standardizing workflows, enhancing segregation of duties, and ensuring compliance with policies. As a result of the significant turnover of key finance personnel at the end of 2023 and limited handover to the new finance team, we have concluded there was a gap in the implementation of the above remediation initiatives.

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
•Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
•Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures
Our remediation activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be given as to the timing for completion of remediation
Changes in internal control over financial reporting. During the fiscal quarter ended September 30, 2024, except as described above in "Remediation Plan" there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
During the three months ended September 30, 2024, there have been no material changes in the “Risk Factors” as set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and the Company's prospectus supplement dated May 20, 2024 filed by the Company with the SEC. The risks described therein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of 2024, the Company issued 1,322,604 shares to ATW Special Situations I LLC, upon its conversion of its secured debentures with a principal value of $3,425,000 and interest of $96,528.
In the third quarter of 2024, the Company issued 38,230 shares to SLS Family Irrevocable Trust, upon its exercise of 38,230 SPA Warrants in exchange for the Common Stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	July 18, 2024
3.3	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
10.1+	Offer Letter dated August 9, 2024, Between Nauticus Robotics, Inc. and John Symington
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+ Management Contract
*Furnished herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2024

By:	/s/ Victoria Hay
Victoria Hay
Interim Chief Financial Officer

Date:	November 12, 2024