Form 10-Q/A
period 2024-03-31
Nauticus Robotics, Inc.
filed 2025-04-15
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE REGARDING THIS AMENDMENT

Nauticus Robotics, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2024 (the “Original Report”), to reflect the change in treatment of debt accounting related to the convertible debentures that were issued in the January 30, 2024 transaction, as previously reported on the Company’s Current Report on Form 8-K filed on February 5, 2024. The Company previously applied debt modification accounting to this transaction but has since determined that extinguishment accounting should have been used. As a result, the audit committee of the Company’s board of directors, in consultation with the Company’s management and its independent auditor, concluded that the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 included in the Original Report should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed consolidated financial statements for such period to reflect the correct accounting treatment (collectively, the “Restatement”).

Changes to the Original Report to reflect the Restatement include changes to the Balance Sheet, Statements of Operations, Statements of Cash Flows, Statement of Stockholders' Deficit and FN 3 - Summary of Significant Policies, FN 7 - Accrued Liabilities, FN 8 - Notes Payable, FN 16 - Related Party Transactions, FN 17 - Loss Per Share, FN 18 - Fair Value Measurements and Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations.

In addition, the Company’s Chief Executive Officer and Interim Chief Financial Officer have provided new certifications dated as of the date of this Amendment in connection with this Amendment, and the Company has provided its revised audited condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. This Amendment does not otherwise update any exhibits as originally filed or previously amended.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Report, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Report or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This amended Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements appear in a number of places in this Form 10-Q including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on April 10, 2024.
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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
	(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$6,187,307	$753,398
Restricted certificate of deposit	50,706	201,822
Accounts receivable, net	157,327	212,428
Inventories	2,214,726	2,198,797
Prepaid expenses	1,579,585	1,889,218
Other current assets	316,018	1,025,214
Assets held for sale	1,310,832	2,940,254
Total Current Assets	11,816,501	9,221,131

Property and equipment, net	15,858,895	15,904,845
Operating lease right-of-use assets, net	1,568,705	834,972
Other assets	187,387	187,527
Total Assets	$29,431,488	$26,148,475

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$6,693,450	$7,035,450
Accrued liabilities	6,148,176	7,339,099
Contract liability	478,079	2,767,913
Operating lease liabilities - current	356,421	244,774
Total Current Liabilities	13,676,126	17,387,236
Warrant liabilities	8,726,903	18,376,180
Operating lease liabilities - long-term	1,229,219	574,260
Notes payable - long-term, fair value option (related party)	94,691,365	-
Notes payable - long-term, net of discount (related party)	11,255,460	23,833,848
Notes payable - long-term, net of discount	12,607,892	7,763,801
Total Liabilities	$142,186,965	$67,935,325

Stockholders’ Deficit:
Common stock, $0.0001 par value; 625,000,000 shares authorized, 57,317,025 and 50,035,824 shares issued, respectively, and 57,317,025 and 50,035,824 shares outstanding, respectively	$5,732	$5,004
Additional paid-in capital	78,869,430	76,999,849
Accumulated deficit	(191,630,639)	(118,791,703)
Total Stockholders’ Deficit	(112,755,477)	(41,786,850)
Total Liabilities and Stockholders’ Deficit	$29,431,488	$26,148,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2024	2023
	(As Restated)

Revenue:
Service	$464,354	$2,820,780
Total revenue	464,354	2,820,780

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	2,093,955	2,932,267
Depreciation	426,185	273,099
Research and development	63,534	226,967
General and administrative	3,430,010	5,212,644
Total costs and expenses	6,013,684	8,644,977

Operating loss	(5,549,330)	(5,824,197)

Other (income) expense:
Other (income) expense, net	(96,473)	1,152,381
Gain on lease termination	(15,365)	-
Foreign currency transaction loss (gain)	5,147	(9,884)
Loss on extinguishment of debt	78,734,949	-
Change in fair value of warrant liabilities	(8,309,623)	2,236,904
Change in fair value of new convertible debentures	(4,504,426)	-
Interest expense, net	1,475,397	4,935,067
Total other expense, net	67,289,606	8,314,468

Net loss	$(72,838,936)	$(14,138,665)

Basic and diluted loss per share	$(1.63)	$(0.36)

Basic and diluted weighted average shares outstanding	44,635,720	39,765,361
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance at December 31, 2023	50,035,824	$5,004	$76,999,849	$(118,791,703)	$(41,786,850)
Stock-based compensation	-	-	530,655	-	530,655
Vesting of RSUs	1,581,201	158	(158)	-	-
Exercise of warrants	5,700,000	570	1,339,084	-	1,339,654
Net loss (as restated)	-	-	-	(72,838,936)	(72,838,936)
Balance at March 31, 2024 (as restated)	57,317,025	$5,732	$78,869,430	$(191,630,639)	$(112,755,477)

Balance at December 31, 2022	47,250,771	$4,725	$68,128,196	$(68,105,102)	$27,819
Stock-based compensation	-	-	1,214,863	-	1,214,863
Exercise of stock options	30,504	3	59,187	-	59,190
Net loss	-	-	-	(14,138,665)	(14,138,665)
Balance at March 31, 2023	47,281,275	$4,728	$69,402,246	$(82,243,767)	$(12,836,793)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net loss	$(72,838,936)	$(14,138,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	426,185	273,099
Amortization of debt discount	381,592	907,865
Amortization of debt issuance cost	142,821	-
Accretion of RCB Equities #1, LLC exit fee	24,212	-
Stock-based compensation	530,655	1,214,863
Change in fair value of warrant liabilities	(8,309,623)	2,236,904
Change in fair value of new convertible debentures	(4,504,426)	-
Loss on extinguishment of debt	78,734,949	-
Non-cash lease expense	115,778	60,819
Gain on disposal of assets	(4,231)	-
Gain on lease termination	(15,365)	-
Gain on short-term investments	-	(40,737)
Changes in operating assets and liabilities:
Accounts receivable	55,101	(1,012,210)
Inventories	(15,930)	(4,346,657)
Contract assets	-	249,964
Other assets	1,196,413	(328,609)
Accounts payable and accrued liabilities	(222,104)	6,193,155
Contract liabilities	(2,289,834)	-
Operating lease liabilities	(67,539)	(143,729)
Net cash used in operating activities	(6,660,282)	(8,873,938)

Cash flows from investing activities:
Capital expenditures	(324,147)	(1,493,978)
Proceeds from sale of assets held for sale	384,708	-
Proceeds from sale of property and equipment	7,921	-
Proceeds from sale of short-term investments	-	5,000,000
Net cash from investing activities	68,482	3,506,022

Cash flows from financing activities:
Proceeds from notes payable	13,305,000	-
Payment of debt issuance costs on notes payable	(1,279,291)	-
Proceeds from exercise of stock options	-	59,190
Net cash from financing activities	12,025,709	59,190

Net change in cash and cash equivalents	5,433,909	(5,308,726)

Cash and cash equivalents, beginning of period	753,398	17,787,159
Cash and cash equivalents, end of period	$6,187,307	$12,478,433

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,469	$469,850
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Capitalized interest	$-	$234,985
Operating leases at inception	$1,185,119	$-
Exercise of warrants	$1,339,654	$-

Liabilities relieved through sale of asset held for sale	$1,158,609	$-
Transfer from assets held for sale to property and equipment	$55,642	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of the Business
Nauticus Robotics, Inc. (the “Company”, “our”, "us" or “we”) develops autonomous robots for the ocean industries. Our principal corporate offices are located in Webster, Texas. Our robotic systems and services are designed to address both commercial and government-facing customers. Autonomy requires the extensive use of sensors, artificial intelligence, and effective algorithms for perception and decision allowing the robot to adapt to changing environments. Our business model includes using robotic systems for service, selling vehicles and components, and licensing of related software to both the commercial and defense business sectors. We have designed and is currently testing and certifying a new generation of vehicles to reduce operational cost and gather data to maintain and operate a wide variety of subsea infrastructure. Besides a standalone service offering, our approach to ocean robotics has also resulted in the development of a range of technology products for retrofit/upgrading legacy systems and other third-party vehicle platforms. Our services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, to improve offshore health, safety, and environmental exposure.
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
2. Restatement of Previously Issued Financial Statements
In connection with the Company's audit of the condensed consolidated financial statements, the Company's management identified the following misstatements in the Company's previously reported condensed interim financial statements included in the Company's original report:
•Correction of an error in accounting for a debt transaction that occurred in Q1 2024. The transaction was incorrectly treated like an amendment rather than an extinguishment.
Impact of the Restatement
The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three months ended
March 31, 2024.

	As previously Reported (Unaudited)	Adjustments	As Restated
Condensed Consolidated Balance Sheets:
As of March 31, 2024
Accrued liabilities	$6,500,357	$(352,181)	$6,148,176
Total Current Liabilities	$14,028,307	$(352,181)	$13,676,126
Notes payable - long-term, fair value option (related party)	$-	$94,691,365	$94,691,365
Notes payable - long-term, net of discount (related party)	$44,949,988	$(33,694,528)	$11,255,460
Notes payable - long-term, net of discount	$-	$12,607,892	$12,607,892
Total Liabilities	$68,934,417	$73,252,548	$142,186,965
Accumulated deficit	$(118,378,091)	$(73,252,548)	$(191,630,639)
Total Stockholders’ Deficit	$(39,502,929)	$(73,252,548)	$(112,755,477)

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statements of Operations:
Three months ended March 31, 2024
Loss on extinguishment of debt	$-	$78,734,949	$78,734,949
Change in fair value of new convertible debentures	$-	$(4,504,426)	$(4,504,426)
Interest expense, net	$2,453,372	$(977,975)	$1,475,397
Total other (income) expense, net	$(5,962,942)	$73,252,548	$67,289,606
Net income (loss)	$413,612	$(73,252,548)	$(72,838,936)
Basic earnings (loss) per share	$0.01	$(1.64)	$(1.63)
Diluted loss per share	$(0.11)	$(1.52)	$(1.63)

Basic weighted average shares outstanding	44,635,720	-	44,635,720
Diluted weighted average shares outstanding	66,742,808	(22,107,088)	44,635,720

Condensed Consolidated Statements of Changes of Stockholders' Deficit:
Three months ended March 31, 2024
Net income (loss)	$413,612	$(73,252,548)	$(72,838,936)
Balance at March 31, 2024	$(39,502,929)	$(73,252,548)	$(112,755,477)

Condensed Consolidated Statements of Cash Flows:
Three months ended March 31, 2024
Net income (loss)	$413,612	$(73,252,548)	$(72,838,936)
Amortization of debt discount	$1,159,596	$(778,004)	$381,592
Loss on extinguishment of debt	$-	$78,734,949	$78,734,949
Change in fair value of new convertible debentures	$-	$(4,504,426)	$(4,504,426)
Changes in accounts payable and accrued liabilities	$(22,133)	$(199,971)	$(222,104)
The accompanying applicable Notes have been restated to correct for these errors.
3. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, cash flows and changes in stockholders’ deficit for each period presented. All intercompany balances and transactions have been eliminated in preparation of these condensed consolidated financial statements. The condensed consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2023 year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) estimates of future costs to complete customer contracts recognized over time, (ii) valuation allowances for deferred income tax assets, (iii) valuation of stock-based compensation awards and (iv) the valuation of conversion options, warrants and earnouts, (v) fair value of the new convertible debentures. Actual results could differ from those estimates.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
We have determined that the SPA Warrants should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value and are then revalued at each reporting date thereafter, with changes in the fair value reported in the condensed consolidated Company’s statements of operations. Derivative warrant liabilities are classified in our balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Original SPA Warrants was estimated using a Monte Carlo simulation model (a Level 3 measurement).
Fair Value Election for New Convertible Debentures - The Company has elected to measure its new 5% Original Issue Discount Senior Secured Convertible Debentures (the "New Convertible Debentures") at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option. This election was made to provide greater transparency and to more accurately reflect the economic value of the new convertible debentures in the Company's financial statements.

Under the fair value option, the new convertible debentures are recorded at its estimated fair value at each reporting date, with changes in fair value recognized in earnings within other (income) expense in the Condensed Consolidated Statements of Operations. The fair value of the new convertible debentures are determined using a Monte Carlo simulation model that uses inputs such as the Company’s stock price (KITT), stock price volatility, risk-free interest rate and expected term to maturity.

As of March 31, 2024, the fair value of the new convertible debentures was estimated to be $94,691,365, compared to an initial fair value of $99,195,791 as of January 30, 2024. The change in fair value reflects movements in stock price and market volatility.

The fair value option eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. Instead, economic impacts of the new convertible debentures—including interest, conversion features, and market fluctuations—are captured in the fair value measurement.

The Company believes that the fair value measurement provides a more relevant representation of the liability’s impact on financial position and performance, as it reflects the new convertible debentures’ current economic value and reduces potential measurement inconsistencies.
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holding Inc.’s Common Stock are entitled to received their pro-rata share of Earnout Shares which are held in escrow. The Earnout Shares will be released upon the occurrence of a triggering event within 5 years of the issue date (see Note 12, "Equity"). The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon issuance and will not be subsequently remeasured. A Monte Carlo valuation model (a Level 3 measurement) determined their estimated fair value upon issuance.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
4. Revenue
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets were $0 at March 31, 2024 and December 31, 2023.
Contract liabilities include billings in excess of revenue recognized and accruals for certain contract obligations. The Company had contract liabilities at March 31, 2024 and December 31, 2023 of $478,079 and $2,767,913, respectively, which includes costs accrued for an ongoing contract expected to be loss making. The loss on contract was reported on the condensed consolidated statement of operations in the fourth quarter of the year ended December 31, 2023. The decrease in contract liabilities at March 31, 2024 is primarily attributable to costs incurred on the loss making contract in the first quarter of 2024 being offset against the accrual.
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
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid material purchases	$157,953	$440,091
Prepaid insurance	1,238,803	1,282,703
Other prepayments	182,829	166,424
Total prepaid expenses	$1,579,585	$1,889,218

Term loan receivable	$-	$695,000
Other current assets	316,018	330,214
Total other current assets	$316,018	$1,025,214

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Property and Equipment
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
7. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(As Restated)
Accrued compensation	$425,186	$618,630
Accrued severance	1,130,217	1,375,000
Accrued professional fees	780,647	1,355,721
Accrued insurance	970,840	876,150
Accrued sales and property taxes	768,927	885,292
Accrued royalties	287,500	250,000
Accrued interest	1,114,252	-
Accrued AHFS liability	-	1,158,609
Accrued lease termination costs	657,000	657,000
Other accrued expenses	13,607	162,697
Total accrued expenses	$6,148,176	$7,339,099
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Hydronaut vessels 2 and 3 were sold on January 22, 2024, and the AHFS current asset of December 31, 2023 was offset with the AHFS liability and cash received.
In December 2023, the Company started negotiations to exit a lease for office space. The negotiations completed in March 2024 with the Company agreeing a settlement figure with the lessor of $657,000. See Note 9, "Leases" for further discussion. The accrual is recorded under accrued liabilities on the condensed consolidated balance sheet as of December 31, 2023.
8. Notes Payable
Notes payable consisted of the following:

	March 31, 2024	December 31, 2023
	(As Restated)
Convertible secured debentures	$-	$36,530,320
New convertible debentures (fair value)	94,691,365	-
Convertible senior secured term loan	25,600,000	12,295,000
Total	120,291,365	48,825,320
Less: debt discount, net	(96,590)	(16,593,357)
Less: capitalized debt issuance costs	(1,691,878)	(661,922)
Senior bridge note exit fee provision	51,820	27,608
Total notes payable – long-term	$118,554,717	$31,597,649

New convertible debentures (principal amount)	$36,530,320	$-
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
New Convertible Debentures
On January 30, 2024, the Company and certain of its subsidiaries and ATW Special Situations I LLC ("ATW I") entered into an Amendment and Exchange Agreement (the “Amendment and Exchange Agreement”), pursuant to which ATW I transferred its existing 5% Original Issue Discount Senior Secured Convertible Debenture to the Company in exchange for a new Original Issue Discount Exchanged Senior Secured Convertible Debenture due September 9, 2026 (the “New Convertible Debenture”) in the aggregate principal amount of $29,591,600. The Amendment and Exchange Agreement provides for certain amendments to the Securities Purchase Agreement dated December 16, 2021, as amended, and contains certain covenants of the Company to, among other items, hold one or more stockholder meetings in respect of the shares of the Company’s common stock underlying the new convertible debentures and obtain certain voting agreements related thereto. In addition, on January 30, 2024, the Company and certain of its subsidiaries entered into additional

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Amendment and Exchange Agreements with Material Impact Fund II, L.P. (MIF) and SLS Family Irrevocable Trust on substantially similar terms, pursuant to which MIF and SLS Family Irrevocable Trust transferred their existing 5% Original Issue Discount Senior Secured Convertible Debentures to the Company in exchange for New Convertible Debentures in the aggregate principal amount of $5,102,000 and $1,836,720, respectively.
The New Convertible Debentures provide for, among other items: (a) an interest rate of 5% per annum, payable quarterly in shares of the Company’s common stock (if the conditions described therein are met) and/or in cash, at the Company’s option; (b) conversion by the holder into shares of the Company’s common stock at any time (subject to limitations on conversion described therein); (c) a conversion price of $0.4582 (subject to adjustment as provided therein) with shares of the Company’s common stock issuable on conversion determined by dividing 120% of the applicable “conversion amount” (as defined in the New Convertible Debenture) by the conversion price; (d) prior to the date of sale of the Company’s common stock (or equivalents) in one or in a series of transactions resulting in net cash proceeds to the Company of at least $30 million an alternate conversion price at the lower of (1) $0.4582 (subject to adjustment as provided therein) and (2) the greater of a floor price of $0.0878 (subject to adjustment as provided therein) and 98% of the lowest volume-weighted average price ("VWAP") of the Company’s shares of commons stock during the applicable 10-trading day period (subject to payment in cash if the applicable VWAP calculation is less than the floor price), and an interest conversion rate of 90% of such alternate conversion price; and (d) an option by the holder to extend the maturity date by an additional year.
Generally, upon an event of default the outstanding principal, interest, liquidated damages, and other amounts become immediately due and payable in cash (and interest then accrues at 18% per annum). The obligations of the Company under the New Convertible Debentures are generally secured by all assets of the Company and its subsidiaries, and are generally guaranteed by the Company’s subsidiaries. The New Convertible Debentures include, among other items, representations, warranties, affirmative and negative covenants, certain adjustments (including in respect of stock dividends, stock splits, and subsequent equity sales and rights offerings, pro rata distributions, and fundamental transactions), certain limitations on share issuances (including prior to stockholder approval), optional redemption, liquidated damages, events of default, and remedies, in each case, as further described therein.
On the closing of the Amendment and Exchange Agreement the existing 5% Original Issue Discount Senior Secured Convertible Debentures were extinguished. The Company has elected to measure the new convertible debentures at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option which eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. The new convertible debentures were measured at a fair value of $99,195,791 as of January 30, 2024, estimated using Monte Carlo simulations with the following assumptions: stock price of $0.4588, a risk free rate of 4.23%, implied volatility of 121% and a remaining term of 2.61 years. A loss on extinguishment of debt of $78,734,949 was reported in the condensed consolidated statements of operations for the three months ended March 31, 2024. The fair value of the New Convertible Debentures at March 31, 2024 was estimated at $94,691,365, using Monte Carlo simulations with the following assumptions: stock price of $0.3195, a risk free rate of 4.51%, implied volatility of 123% and a remaining term of 2.44 years. A gain on change in fair value of $4,504,426 was reported in the condensed consolidated statements of operations for the three months ended March 31, 2024.
As of December 31, 2023, the convertible debentures payable was $19,936,963, including unamortized debt discount of $16,593,357. The debt discount was being accreted to interest expense over the four-year term of the debentures.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of March 31, 2024 and December 31, 2023, $23,863,352 and $11,660,686, respectively, was payable under the 2023 Term Loan, the December 2023 Incremental Loan, the January 2024 Incremental Loan and the 2024 Loans (collectively the "convertible senior term loans") including unamortized debt issuance costs of $1,691,878 and $661,922, respectively, and a provision for exit fees of $51,820 and $27,608, respectively. Interest expense for the three months ended March 31, 2024 includes $9,924 of debt discount amortization, $24,212 provision for exit fees and $142,821 amortization of debt issuance costs.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Leases
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed balance sheets:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets. net	$1,568,705	$834,972

Current portion of operating lease liabilities	356,421	244,774
Long-term operating lease liabilities	1,229,219	574,260
Total operating lease liabilities	$1,585,640	$819,034
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
10. Commitments and Contingencies
Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.
11. Income Taxes
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
12. Equity
Common Stock – A total of 57,317,025 shares of Common Stock were outstanding as of March 31, 2024.
On December 31, 2023, the Company and ATW I, as the purchaser, entered into a Securities Purchase Agreement (the “PIPE SPA”), pursuant to which the purchaser agreed to purchase up to an aggregate of $5,000 of the shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at a $2 per share purchase price. The sale of these shares of Common Stock was subject to the terms and conditions set forth in the PIPE SPA and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder as a transaction by an issuer not involving a public offering. As a result of the sale of shares under the PIPE SPA, the conversion prices under the warrants and convertible debentures issued pursuant to the Securities Purchase Agreement

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
were reset to $2 pursuant to their terms, removing future dilutive effects pursuant to the “ratchet” provisions of such warrants and convertible debentures.
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
13. Warrants
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
In connection with the Securities Purchase Agreement, the Company and the SPA Parties entered into that certain Registration Rights Agreement, dated as of September 9, 2022 (the “RRA”), pursuant to which the Company and the SPA Parties agreed to certain requirements and conditions covering the resale by the SPA Parties of the shares of Common Stock underlying the Convertible Debentures and Original SPA Warrants. Under the terms of the RRA, the Company was required to (i) file a registration statement (the “Initial Registration Statement”) covering such underlying shares within 15 business days of the Closing and (ii) use its best efforts to cause the Initial Registration Statement to be declared effective as promptly as possible after the filing thereof, but in any event no later than the applicable Effectiveness Date (as defined in the RRA) (the “Registration Requirements”). The RRA additionally provided for liquidated damages if the Registration Requirements were not met.
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
The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2024, at $8,262,577 and as of December 31, 2023 at $17,544,561. The fair value of the SPA Warrants was estimated using a Monte Carlo simulation model using the following assumptions: stock price of $0.32, no assumed

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
dividends, implied volatility of 99.9%, and a remaining term of 8.5 years. The change in value of the SPA Warrants during the three months ended March 31, 2024 and 2023, was a gain of $7,942,330 and a loss of $2,837,513, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.
14. Stock-Based Compensation
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
15. Employee Benefit Plan
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
16. Related Party Transactions
SPA Warrants – The SPA Warrants are held by related parties ATW I, MIF and SLS Family Irrevocable Trust (see Note 13 – Warrants). In March 2024, ATW exercised 5,700,000 SPA Warrants in exchange for Common Stock.
New Convertible Debentures – On January 30, 2024, the Company and certain of its subsidiaries and ATW I entered into an Amendment and Exchange Agreement (the “Amendment and Exchange Agreement”), pursuant to which ATW I transferred its existing 5% Original Issue Discount Senior Secured Convertible Debenture to the Company in exchange for a new Original Issue Discount Exchanged Senior Secured Convertible Debenture due September 9, 2026 (the “New Convertible Debenture”) in the aggregate principal amount of $29,591,600. In addition, on January 30, 2024, the Company and certain of its subsidiaries entered into additional Amendment and Exchange Agreements with MIF and SLS Family Irrevocable Trust on substantially similar terms, pursuant to which MIF and SLS Family Irrevocable Trust transferred their existing 5% Original Issue Discount Senior Secured Convertible Debentures to the Company in exchange for New Convertible Debentures in the aggregate principal amount of $5,102,000 and $1,836,720, respectively. (see Note 8, “Notes Payable”).

For the three months ended March 31, 2023 interest payable to ATW, MIF, and SLS Family Irrevocable Trust was $369,895, $65,192 and $22,959 respectively.

Convertible Senior Secured Term Loans – In the third quarter of 2023, the Company entered into a convertible senior secured term loan with related parties ATW II, ATW I, MIF and other non-related party lenders. The loan was subsequently amended in the fourth quarter of 2023 and the first quarter of 2024 (see Note 8, “Notes Payable”).

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

17. Loss Per Share
The following table is the basic and diluted loss per share computation:

	Three months ended March 31,
	2024	2023
	(As Restated)
Numerator:
Net loss	$(72,838,936)	$(14,138,665)
Net loss attributable to Common Stockholders	$(72,838,936)	$(14,138,665)

Denominator:
Weighted average shares used to compute basic and diluted LPS	44,635,720	39,765,361

Basic and diluted loss per share	$(1.63)	$(0.36)

Anti-dilutive securities excluded from shares outstanding:
Stock options	2,555,470	3,472,129
Restricted and performance stock units	5,059,058	3,169,269
Warrants	37,472,526	18,722,425
Earnout shares	7,499,993	7,499,993
Convertible debt	119,192,018	2,922,425
Total	171,779,065	35,786,241

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Fair Value Measurements
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
The fair value of the New Convertible Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk-free interest rate (U.S. Treasury rates) and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. At March 31, 2024 the following assumptions were used in to estimate the fair value of the New Convertible Debentures: stock price of $0.3195, a risk free rate of 4.51%, implied volatility of 123% and a remaining term of 2.44 years.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of March 31, 2024				Fair Value as of December 31, 2023
	(As Restated)
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
New convertible debentures	$94,691,365	$-	$-	$94,691,365	$-	$-	$-	$-

Public Warrants	$251,850	$251,850	$-	$-	$451,088	$451,088	$-	$-
Private Warrants	212,476	-	-	212,476	380,531	-	-	380,531
SPA Warrants	8,262,577	-	-	8,262,577	17,544,561	-	-	17,544,561
Total warrant liability	$8,726,903	$251,850	$-	$8,475,053	$18,376,180	$451,088	$-	$17,925,092
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities categorized within Level 3:

	New Convertible Debentures	Warrant liability
Balance December 31, 2023	$-	$18,376,180
Fair value on issuance of new convertible debentures	99,195,791	-
Exercise of warrants	-	(1,339,654)
Change in fair value of new convertible debentures	(4,504,426)	-
Change in fair value of warrant liabilities	-	(8,309,623)
Balance March 31, 2024	$94,691,365	$8,726,903
19. Subsequent Events
Second Amendment and Exchange Agreement

On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement (the “Exchange Agreement”) by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the new Original Issue Discount Exchanged Senior Secured Convertible Debenture and certain other amounts outstanding with respect thereto, into shares of Series A preferred convertible stock. On December 26, 2024, the Company filed with the Secretary of State of Delaware the Certificate of Designation of Series A Convertible Preferred Stock of the Company and designated 40,000 shares of Series A Preferred Stock.

Under the terms of the Series A Certificate of Designation, each share of Series A Preferred Stock has a stated value of $1,000 per share and a par value of $0.0001, when issued, the Series A Preferred Stock will be fully paid and non-assessable. The holders of Series A Preferred Stock will be entitled to a 5% per annum dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock of the Company, when and if actually paid. The holders of the Series A Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as provided in the Series A Certificate of Designation (or as otherwise required by applicable law).

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Series A Preferred Stock holders may convert all, or any part, of the outstanding Series A Preferred Stock, at any time at such holder’s option, into shares of the Common Stock at the fixed “Conversion Price” of $1.23, which is subject to proportional adjustments, or a holder may elect to convert the Series A Preferred Stock held by such holder at the “Alternate Conversion Price” (as defined in the Series A Certificate of Designation) at holder’s election or at certain triggering event. The Company has the right to redeem in cash all, but not less than all, the shares of Series A Preferred Stock then outstanding at a 25% redemption premium to the greater of (i) the Conversion Amount being redeemed, and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed, multiplied by (2) the equity value of the Common Stock underlying the Series A Preferred Stock.

On December 27, 2024, the Company and ATW I closed the exchange transaction, and the Company issued 27,588 shares of Series A Preferred Stock to ATW I. On December 31, 2024, the Company issued 2,504 and 5,342 shares of Series A Preferred Stock to SLS and MIF, respectively. These shares of the Preferred Stock are convertible into shares of the Company’s Common Stock, subject to a beneficial ownership cap of 9.9% of the issued and outstanding Common Stock of the Company (with the exception to one investor), and to the stockholder approval requirement pursuant to Nasdaq rule 5635.

November 2024 Debentures

On November 4, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with ATW, pursuant to which ATW purchased, in a private placement, $1,150,000 in principal amount of debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of original issue discount senior secured convertible debentures (the “November 2024 Debentures”). On December 11, 2024, ATW purchased, in a private placement, $1,000,000 in principal amount of debentures. The November 2024 Debentures feature an original issue discount of 2%.

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

In addition, the exercise price of the November 2024 Debentures is subject to customary anti-dilution adjustments, and, in the case of a subsequent equity sale at a per share price below the exercise price, the exercise price will be adjusted to such lower price.
Conversion of Senior Secured Convertible Debentures into Common Stock
During the nine months ended December 31, 2024, ATW I and SLS converted New Convertible Debentures with a principal value of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 4,818,836 and 699,053 shares of Common Stock, respectively.
Amendment to 2024 Term Loan Agreement

On May 1, 2024, the Company entered into an amendment (the "the May 2024 Amendment") to the 2024 Term Loan Agreement dated January 30, 2024 between the Company, ATW Management as collateral agent, and the lenders party thereto. Pursuant to the Amendment, ATW I, will loan an additional $1,000,000 (the "May 2024 Incremental Loan") to the Company. The May 2024 Incremental Loan will have the same terms as the ATW Extended Maturity Term Loan under the 2024 Term Loan Agreement and will mature on the 30th anniversary of the date of the 2024 Term Loan Agreement or such earlier date as is required or permitted to be repaid under the 2024 Term Loan Agreement.

Pursuant to the terms of the Senior Secured Term Loan Agreement, dated as of January 30, 2024 by and among the Company, as borrower, the lenders from time to time party thereto and ATW Special Situations Management LLC, as collateral agent the Lenders agreed to make Loans to the Company which Loans are convertible, in whole or in part, into

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
shares of Common Stock of the Company at an initial Conversion Price of $16.50 subject to adjustment from time to time as provided in the Term Loan Agreement (including the reverse stock split of the Company).

On January 3, 2025, the Company reduced the conversion price of the loans under the Senior Secured Term Loan Agreement, dated as of January 30, 2024 to $1.59.

Reverse Stock Split

On July 22, 2024, the Company effected a 1-for-36 reverse stock split ("Reverse Stock Split") of the shares of the Company's Common Stock, par value $0.0001 per share. No fractional shares were issued in connection with the Reverse Stock Split, but were instead rounded up to the nearest whole share. The Reverse Stock Split resulted in 150,107,598 shares of Common Stock being converted in to 4,169,679 shares of Common Stock. The Board of Directors of the Company approved the Certificate of Amendment effecting the Reverse Stock Split in order to meet the share bid price requirements of The Nasdaq Capital Market. The Company’s stockholders authorized the Reverse Stock Split and the Certificate of Amendment at a special meeting held on June 17, 2024.

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

ATM

During the year ended December 31, 2024 the Company entered into an At The Market 1("ATM") Offering Agreement to offer and sell shares of our Common Stock having an aggregate offering price of up to $9,858,269. Under this offering we issued and sold 1,406,424 shares, for gross proceeds of $9,857,857 and net proceeds of $9,357,954 after deducting commissions and offering expenses totaling $499,903.
In January, 2025 the Company conducted At The Market (“ATM”) offerings to offer and sell shares of the Company's Common Stock for an aggregate offering price of up to $20,189,798. Under this offering we issued and sold 7,488,822 shares, for gross proceeds of $20,141,905 and net proceeds of $19,438,100 after deducting commissions and offering expenses totaling $703,805.
SeaTrepid Acquisition

On March 5, 2025, the Company and SeaTrepid International, L.L.C., a Louisiana limited liability company, SeaTrepid Deepsea LLC, a Louisiana limited liability company, Remote Inspection Technologies, L.L.C., a Louisiana limited liability company (each, a “Seller” and collectively, “Sellers”), and certain individual selling persons entered into an Asset Purchase Agreement. Pursuant to the Purchase Agreement, the Company agreed to acquire (the “Acquisition”) substantially all of the assets and certain specified liabilities of the Sellers related to applied robotic solutions and the robotic equipment development and operation.

On March 20, 2025, the Company consummated the Acquisition pursuant to the terms of the Purchase Agreement for a total value of $16 million, which consists of (1) the aggregate purchase price of $4 million in cash paid at closing and $4 million in cash that will be paid on or before September 30, 2025 and (2) Earn-Out Shares valued at $5.5 million; and the assumption of $2.8 million in Sellers’ notes payable. An aggregate amount of newly issued shares of the Company’s common stock, par value $0.00001 per share (the “Earn-Out Shares”) worth $5.5 million may be paid to Sellers, subject to and payable in accordance with earn-out thresholds during the measurement period between closing and six months after closing, as specified in the Purchase Agreement.

Nasdaq Listing Compliance

1

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On July 24 and August 14, 2024, the Company received determination letters from Nasdaq notifying the Company that it had not regained compliance with the minimum $35 million market value of listed securities requirement for continued listing on The Nasdaq Capital Market as set forth in Listing Rule 5550(b)(2) (the “MVLS Requirement”) or any of the alternative requirements in Listing Rule 5550(b), and that the additional delinquency may serve as a separate basis for the delisting of the Company’s securities from Nasdaq. The Company timely requested a hearing before the Nasdaq hearings panel.

On September 18, 2024, the hearings panel granted the Company an exception until December 31, 2024 to demonstrate compliance with the Nasdaq listing rules. On January 6, 2025, the hearings panel further extended the deadline to demonstrate compliance with the listing rules to February 10, 2025. On February 18, 2025, the Company received a letter from Nasdaq confirming that the Company has demonstrated compliance with the Nasdaq Capital Market’s continued listing requirements as confirmed by the staff on February 10, 2025. The Company remains subject to a discretionary panel monitor through February 18, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Overview
Nauticus Robotics, Inc. (the “Company,” “our,” “us” or “we”) is a developer of ocean robots, cloud software and services delivered to the ocean industry. Our principal corporate offices are located in Webster, Texas. Our services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, as well as to improve offshore health, safety, and environmental exposure.
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

Results of Operations
Three months ended March 31, 2024, compared to three months ended March 31, 2023
The following table sets forth summarized condensed consolidated financial information:

	Three months ended March 31,		Change
	2024	2023	$	%
	(As Restated)
Revenue
Service	$464,354	$2,820,780	$(2,356,426)	-84%
Total revenue	464,354	2,820,780	(2,356,426)	-84%

Costs and Expenses
Cost of revenue	2,093,955	2,932,267	(838,312)	-29%
Depreciation	426,185	273,099	153,086	56%
Research and development	63,534	226,967	(163,433)	-72%
General and administrative	3,430,010	5,212,644	(1,782,634)	-34%
Total costs and expenses	6,013,684	8,644,977	(2,631,293)	-30%

Operating loss	(5,549,330)	(5,824,197)	(274,867)	-5%

Other (income) expense:
Other (income) expense, net	(96,473)	1,152,381	(1,248,854)	108%
Gain on lease termination	(15,365)	-	(15,365)	100%
Foreign currency transaction loss (gain)	5,147	(9,884)	(15,031)	-152%
Loss on extinguishment of debt	78,734,949	-	78,734,949	100%
Change in fair value of warrant liabilities	(8,309,623)	2,236,904	(10,546,527)	-471%
Change in fair value of new convertible debentures	(4,504,426)	-	(4,504,426)	100%
Interest expense, net	1,475,397	4,935,067	(3,459,670)	-70%

Net loss	$(72,838,936)	$(14,138,665)	$58,700,271	415%
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
Loss on extinguishment of debt. For the three months ended March 31, 2024, a loss on the extinguishment of debt of $78,734,949 was reported driven by the Amendment and Exchange Agreement. See Note 8 "Notes Payable".
Change in fair value of warrant liabilities. For the three months ended March 31, 2024, a gain in the fair value of warrant liabilities of $8,309,623 was reported as compared to a loss of $2,236,904 for the three months ended March 31, 2023.
Change in fair value of new convertible debentures. For the three months ended March 31, 2024, a gain on the fair value of the new convertible debentures of $4,504,426 was reported.
Interest expense, net. For the three months ended March 31, 2024, interest expense, net decreased $3,459,670, or 70%. Interest expense for the three months ended March 31, 2023 included $4 million associated with liquidated damages and interest arising out of the RRA. The decrease is partially offset by increased interest expense for the three months ended March 31, 2024 relating to the convertible senior secured term loans received in the second half of 2023 and the first quarter of 2024.
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
Uses of cash:
•Cash used in operating activities was $6,660,282, of which $1,343,893 was used to increase working capital.
•Cash from investing activities related mainly to proceeds from the sale of AHFS of $384,708 partially offset by capital expenditures of $324,147.
Indebtedness. The Company’s indebtedness as of March 31, 2024, is presented in Item 1, “Financial Statements – Note 8 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 9 – Leases.”
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
Our management, with the participation and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2024, as a result of the continuation of the previously disclosed material weakness discussed below, along with newly identified material weakness over accounting for significant complex transactions, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.
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
Newly identified material weakness. In Q4 2024, we identified a new material weakness in our internal controls over accounting for significant and complex transactions related to prior periods which resulted in restatements for Q1, Q2 and Q3 2024. The material weakness stemmed from lack of strong technical accounting reviews of these transactions.
Remediation Plan. The company is implementing a formal Significant and Complex Transaction review process that will identify transactions that should be reviewed by 3rd party experts to ensure proper treatment. This will be implemented by the end of 2025.
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
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 2, 2023, by and among Nauticus Robotics, Inc., 3D Merger Sub, Inc. and 3D at Depth, Inc.	Form 8-K	001-40611	2.1	October 6, 2023
3.1	Second Amended and Restated Certificate of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
10.1†	Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., ATW Special Situations Management LLC, as collateral agent and lender, and the lenders party thereto	Form 8-K	001-40611	10.1	February 5, 2024
10.2†	Pledge and Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.2	February 5, 2024
10.3†	Intellectual Property Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.3	February 5, 2024
10.4	Subsidiary Guarantee, dated as of January 30, 2024, by Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	February 5, 2024
10.5	Pari Passu Intercreditor Agreement, dated as of January 30, 2024, by and among ATW Special Situations Management LLC, as collateral agent for the lenders under the Term Loan Agreement, Acquiom Agency Services LLC, as collateral agent for the lenders under the 2023 Term Loan Agreement, and Nauticus Robotics, Inc., and Nauticus Robotics Holdings, Inc., as grantors	Form 8-K	001-40611	10.5	February 5, 2024

10.6†	Intercreditor Agreement, dated as of January 30, 2024, by and between ATW Special Situations Management LLC, as 2024 first lien collateral agent, ATW Special situations I LLC, as second lien collateral agent, and acknowledged by Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC.	Form 8-K	001-40611	10.6	February 5, 2024
10.7†	Second Amendment to Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, ATW Special Situations I LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.7	February 5, 2024
10.8 †	Second Agreement Regarding Incremental Loans, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.8	February 5, 2024
10.9	Form of Amendment and Exchange Agreement	Form 8-K	001-40611	10.9	February 5, 2024
10.10	Form of Original Issue Discount Exchanged Senior Secured Convertible Debenture Due September 9, 2026	Form 8-K	001-40611	10.10	February 5, 2024
10.11	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and SLS Family Irrevocable Trust	Form 8-K	001-40611	10.11	February 5, 2024
10.12	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.12	February 5, 2024
10.13	Employment Agreement dated February 21, 2024 between John W. Gibson Jr. and Nauticus Robotics, Inc.	Form 8-K	001-40611	10.13	February 22, 2024
10.14	First Amendment to Senior Secured Term Loan Agreement dated May 1, 2024.	Form 8-K	001-40611	10.14	May 1, 2024
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith
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

NAUTICUS ROBOTICS, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date:	April 15, 2025

By:	/s/ Victoria Hay
Victoria Hay
Interim Chief Financial Officer

Date:	April 15, 2025