Form 10-Q/A
period 2024-06-30
Nauticus Robotics, Inc.
filed 2025-04-15
CIK 1849820

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

EXPLANATORY NOTE REGARDING THIS AMENDMENT

Nauticus Robotics, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2024 (the “Original Report”), to reflect the change in treatment of debt accounting related to the convertible debentures that were issued in the January 30, 2024 transaction, as previously reported on the Company’s Current Report on Form 8-K filed on February 5, 2024. The Company previously applied debt modification accounting to this transaction but has since determined that extinguishment accounting should have been used. As a result, the audit committee of the Company’s board of directors, in consultation with the Company’s management and its independent auditor, concluded that the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 included in the Original Report should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed consolidated financial statements for such periods to reflect the correct accounting treatment (collectively, the “Restatement”).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This amended Quarterly Report on Form 10-Q (“Form 10-Q") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements appear in a number of places in this Form 10-Q including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on April 10, 2024, in our Quarterly Reports on Form 10-Q/A filed subsequent to the Annual Report on Form 10-K, and in our prospectus or any prospectus supplement which are on file with the Securities and Exchange Commission.
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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023
	(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$8,122,943	$753,398
Restricted certificate of deposit	51,223	201,822
Accounts receivable, net	176,458	212,428
Inventories	2,217,507	2,198,797
Contract assets	482,576	-
Prepaid expenses	1,283,088	1,889,218
Other current assets	490,419	1,025,214
Assets held for sale	289,430	2,940,254
Total Current Assets	13,113,644	9,221,131

Property and equipment, net	16,500,849	15,904,845
Operating lease right-of-use assets, net	1,380,434	834,972
Other assets	204,296	187,527
Total Assets	$31,199,223	$26,148,475

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$5,594,270	$7,035,450
Accrued liabilities	4,471,026	7,339,099
Contract liability	457,872	2,767,913
Operating lease liabilities - current	420,910	244,774
Total Current Liabilities	10,944,078	17,387,236
Warrant liabilities	1,192,693	18,376,180
Operating lease liabilities - long-term	1,035,713	574,260
Notes payable - long-term, fair value option (related party)	83,797,224	-
Notes payable - long-term, net of discount (related party)	13,047,044	23,833,848
Notes payable - long-term, net of discount	12,632,556	7,763,801
Total Liabilities	$122,649,308	$67,935,325

Stockholders’ Deficit:
Common stock, $0.0001 par value; 625,000,000 shares authorized, 4,131,426 and 1,389,884 shares issued, respectively, and 4,131,426 and 1,389,884 shares outstanding, respectively (As adjusted, see Note 12)	$413	$139
Additional paid-in capital (As adjusted, see Note 12)	95,639,166	77,004,714
Accumulated deficit	(187,089,664)	(118,791,703)
Total Stockholders’ Deficit	(91,450,085)	(41,786,850)
Total Liabilities and Stockholders’ Deficit	$31,199,223	$26,148,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)

Revenue:
Service	$501,708	$1,128,115	$966,062	$3,948,395
Service - related party	-	-	-	500
Total revenue	501,708	1,128,115	966,062	3,948,895

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	2,875,394	1,900,602	4,969,349	4,832,869
Depreciation	411,586	53,209	837,771	326,308
Research and development	-	482,761	63,534	709,728
General and administrative	3,227,288	5,560,565	6,657,298	10,773,209
Total costs and expenses	6,514,268	7,997,137	12,527,952	16,642,114

Operating loss	(6,012,560)	(6,869,022)	(11,561,890)	(12,693,219)

Other (income) expense:
Other (income) expense, net	118,274	(3,162)	21,801	1,149,219
Gain on lease termination	(8,532)	-	(23,897)	-
Foreign currency transaction loss (gain)	4,296	(17,709)	9,443	(27,593)
Loss on extinguishment of debt	-	-	78,734,949	-
Loss on exchange of warrants	-	590,266	-	590,266
Change in fair value of warrant liabilities	(4,422,701)	(29,668,454)	(12,732,324)	(27,431,550)
Change in fair value of new convertible debentures	(7,410,303)	-	(11,914,729)	-
Interest expense, net	1,165,431	1,556,597	2,640,828	6,491,664
Total other (income) expense, net	(10,553,535)	(27,542,462)	56,736,071	(19,227,994)

Net income (loss)	$4,540,975	$20,673,440	$(68,297,961)	$6,534,775

Basic earnings (loss) per share (As adjusted, see Note 17)	$2.33	$18.62	$(40.97)	$5.90
Diluted earnings (loss) per share (As adjusted, see Note 17)	$(1.12)	$17.70	$(40.97)	$5.79

Basic weighted average shares outstanding (As adjusted, see Note 17)	1,950,563	1,110,091	1,667,187	1,107,580
Diluted weighted average shares outstanding (As adjusted, see Note 17)	5,364,395	1,231,814	1,667,187	1,127,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(As adjusted, see Note 12)
Balance at March 31, 2024	1,592,140	$159	$78,875,003	$(191,630,639)	$(112,755,477)
Stock-based compensation	-	-	809,310	-	809,310
Vesting of RSUs	46,665	5	(5)	-	-
Exercise of warrants	457,255	45	3,111,463	-	3,111,508
Conversion of convertible secured debentures (as restated)	628,942	63	3,485,582	-	3,485,645
At the Market (ATM) share offering	1,406,424	141	9,357,813	-	9,357,954
Net income (as restated)	-	-	-	4,540,975	4,540,975
Balance at June 30, 2024 (as restated)	4,131,426	$413	$95,639,166	$(187,089,664)	$(91,450,085)

Balance at March 31, 2023	1,313,369	$131	$69,406,842	$(82,243,767)	$(12,836,794)
Stock-based compensation	-	-	1,862,164	-	1,862,164
Exercise of stock options	4,131	-	283,390	-	283,390
Vesting of RSUs	4,603	1	(1)	-	-
Exercise of warrants	8,293	-	338,055	-	338,055
Net income	-	-	-	20,673,440	20,673,440
Balance at Jun 30, 2023	1,330,396	$132	$71,890,450	$(61,570,327)	$10,320,255

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(As adjusted, see Note 12)
Balance at December 31, 2023	1,389,884	$139	$77,004,714	$(118,791,703)	$(41,786,850)
Stock-based compensation	-	-	1,339,965	-	1,339,965
Vesting of RSUs	90,587	9	(9)	-	-
Exercise of warrants	615,589	61	4,451,101	-	4,451,162
Conversion of convertible secured debentures (as restated)	628,942	63	3,485,582	-	3,485,645
At the Market (ATM) share offering	1,406,424	141	9,357,813	-	9,357,954
Net loss (as restated)	-	-	-	(68,297,961)	(68,297,961)
Balance at June 30, 2024 (as restated)	4,131,426	$413	$95,639,166	$(187,089,664)	$(91,450,085)

Balance at December 31, 2022	1,312,521	$131	$68,132,790	$(68,105,102)	$27,819
Stock-based compensation	-	-	3,077,027	-	3,077,027
Exercise of stock options	4,979	-	342,579	-	342,579
Vesting of RSUs	4,603	1	(1)	-	-
Exercise of warrants	8,293	-	338,055	-	338,055
Net income	-	-	-	6,534,775	6,534,775
Balance at Jun 30, 2023	1,330,396	$132	$71,890,450	$(61,570,327)	$10,320,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(68,297,961)	$6,534,775
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	837,771	326,308
Amortization of debt discount	392,611	1,878,376
Amortization of debt issuance cost	312,440	-
Accretion of RCB Equities #1, LLC exit fee	48,475	-
Stock-based compensation	1,339,965	3,077,027
Loss on exchange of warrants	-	590,266
Change in fair value of warrant liabilities	(12,732,324)	(27,431,550)
Change in fair value of new convertible debentures	(11,914,729)	-
Loss on extinguishment of debt	78,734,949	-
Non-cash lease expense	171,962	145,253
Gain on disposal of assets	(3,102)	-
Write off of property and equipment	29,350	-
Gain on lease termination	(23,897)	-
Gain on short-term investments	-	(40,737)
Changes in operating assets and liabilities:
Accounts receivable	35,969	319,940
Inventories	(18,710)	(5,869,092)
Contract assets	(482,576)	(37,341)
Other assets	1,232,368	(1,045,514)
Accounts payable and accrued liabilities	(2,347,781)	8,733,185
Contract liabilities	(2,310,041)	-
Operating lease liabilities	(55,937)	(193,257)
Net cash used in operating activities	(15,051,198)	(13,012,361)

Cash flows from investing activities:
Capital expenditures	(351,942)	(6,102,253)
Proceeds from sale of assets held for sale	419,720	-
Proceeds from sale of property and equipment	6,802	-
Proceeds from sale of short-term investments	-	5,000,000
Net cash from (used in) investing activities	74,580	(1,102,253)

Cash flows from financing activities:
Proceeds from notes payable	14,305,000	-
Payment of debt issuance costs on notes payable	(1,316,791)	-
Proceeds from ATM offering	9,857,857	-
Payment of ATM commissions and fees	(499,903)	-
Proceeds from exercise of stock options	-	342,579
Proceeds from exercise of warrants	-	338,055
Net cash from financing activities	22,346,163	680,634

Net change in cash and cash equivalents	7,369,545	(13,433,980)

Cash and cash equivalents, beginning of period	753,398	17,787,159
Cash and cash equivalents, end of period	$8,122,943	$4,353,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$111,875	$908,184

Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Operating leases at inception	$1,095,067	$1,212,824
Exercise of warrants	$4,451,163	$-
Fair value of conversion of convertible secured debentures to common stock	$3,485,645	$-
Capitalized paid-in-kind (PIK) interest	$649,922	$-
Liabilities relieved through sale of asset held for sale	$1,158,609	$-
Transfer from assets held for sale to property and equipment	$1,114,883	$-
Capitalized interest	$-	$536,077
Capital expenditures included in accounts payable	$-	$841,171
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
2. Restatement of Previously Issued Financial Statements
In connection with the Company's audit of the condensed consolidated financial statements, the Company's management identified the following misstatements in the Company's previously reported interim financial statements included in the Company's original report:
•Correction of an error in accounting for a debt transaction that occurred in Q1 2024. The transaction was incorrectly treated like an amendment rather than an extinguishment.
Impact of the Restatement
The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three months and six months ended June 30, 2024.

	As Previously Reported (Unaudited)	Adjustments	As Restated
Condensed Consolidated Balance Sheets:
As of June 30, 2024
Accrued liabilities	$5,212,935	$(741,909)	$4,471,026
Total Current Liabilities	$11,685,987	$(741,909)	$10,944,078
Notes payable - long-term, fair value option (related party)	$-	$83,797,224	$83,797,224
Notes payable - long-term, net of discount (related party)	$46,644,908	$(33,597,864)	$13,047,044
Notes payable - long-term, net of discount	$-	$12,632,556	$12,632,556
Total Liabilities	$60,559,301	$62,090,007	$122,649,308
Additional paid-in capital (As adjusted, see Note 12)	$94,390,920	$1,248,246	$95,639,166
Accumulated deficit	$(123,751,411)	$(63,338,253)	$(187,089,664)

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Stockholders’ Deficit	$(29,360,078)	$(62,090,007)	$(91,450,085)

Condensed Consolidated Statements of Operations:
Three months ended June 30, 2024
Change in fair value of new convertible debentures	$-	$(7,410,303)	$(7,410,303)
Interest expense, net	$3,669,423	$(2,503,992)	$1,165,431
Total other (income) expense, net	$(639,240)	$(9,914,295)	$(10,553,535)
Net income (loss)	$(5,373,320)	$9,914,295	$4,540,975
Basic earnings (loss) per share	$(2.75)	$5.08	$2.33
Diluted earnings (loss) per share	$(2.75)	$1.63	$(1.12)
Diluted weighted average shares outstanding	1,950,563	3,413,832	5,364,395

Six months ended June 30, 2024
Loss on extinguishment of debt	$-	$78,734,949	$78,734,949
Change in fair value of new convertible debentures	$-	$(11,914,729)	$(11,914,729)
Interest expense, net	$6,122,795	$(3,481,967)	$2,640,828
Total other (income) expense, net	$(6,602,182)	$63,338,253	$56,736,071
Net income (loss)	$(4,959,708)	$(63,338,253)	$(68,297,961)
Basic loss per share	$(2.97)	$(38.00)	$(40.97)
Diluted loss per share	$(2.97)	$(38.00)	$(40.97)

Condensed Consolidated Statements of Changes of Stockholders' Equity (Deficit):
Three months ended June 30, 2024
Accumulated Deficit Balance at March 31, 2024	$(118,378,091)	$(73,252,548)	$(191,630,639)
Total Stockholders' Deficit at March 31, 2024	$(39,502,929)	$(73,252,548)	$(112,755,477)
Conversion of convertible secured debentures, as restated (APIC)	$2,237,335	$1,248,247	$3,485,582
Conversion of convertible secured debentures, as restated (Total)	$2,237,398	$1,248,247	$3,485,645
Additional Paid-In Capital	$94,390,920	$1,248,246	$95,639,166
Accumulated deficit	$(123,751,411)	$(63,338,253)	$(187,089,664)
Net income (loss)	$(5,373,320)	$9,914,295	$4,540,975
Total Stockholders' Deficit at June 30, 2024	$(29,360,078)	$(62,090,007)	$(91,450,085)

Six months ended June 30, 2024
Conversion of convertible secured debentures, as restated (APIC)	$2,237,335	$1,248,247	$3,485,582
Conversion of convertible secured debentures, as restated (Total)	$2,237,398	$1,248,247	$3,485,645
Additional Paid-In Capital	$94,390,920	$1,248,246	$95,639,166
Accumulated deficit	$(123,751,411)	$(63,338,253)	$(187,089,664)
Net loss	$(4,959,708)	$(63,338,253)	$(68,297,961)
Total Stockholders' Deficit at June 30, 2024	$(29,360,078)	$(62,090,007)	$(91,450,085)

Condensed Consolidated Statements of Cash Flows:
Six months ended June 30, 2024
Net income (loss)	$(4,959,708)	$(63,338,253)	$(68,297,961)
Amortization of debt discount	$3,242,443	$(2,849,832)	$392,611

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loss on extinguishment of debt	$-	$78,734,949	$78,734,949
Change in fair value of new convertible debentures	$-	$(11,914,729)	$(11,914,729)
Changes in accounts payable and accrued liabilities	$(1,715,646)	$(632,135)	$(2,347,781)

Non-cash investing and financing activities:
Fair value of conversion of convertible secured debentures to common stock	$2,237,398	$1,248,247	$3,485,645

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax asset (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.
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

Under the fair value option, the new convertible debentures are recorded at its estimated fair value at each reporting date, with changes in fair value recognized in earnings within Other income (expense) in the Condensed Consolidated Statements of Operations. The fair value of the new convertible debentures are determined using a Monte Carlo simulation model that uses inputs such as the Company’s stock price (KITT), stock price volatility, risk-free interest rate and expected term to maturity.

As of June 30, 2024, the fair value of the new convertible debentures was estimated to be $83,797,224, compared to an initial fair value of $99,195,791 as of January 30, 2024. The change in fair value reflects movements in stock price and market volatility.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value option eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. Instead, all economic impacts of the new convertible debentures—including interest, conversion features, and market fluctuations—are captured in the fair value measurement.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Contract liabilities include billings in excess of revenue recognized and accruals for certain contract obligations. The Company had contract liabilities at June 30, 2024 and December 31, 2023 of $457,872 and $2,767,913, respectively. Contract liabilities at June 30, 2024 and December 31, 2023 included costs accrued for an ongoing contract expected to be loss making with the loss reported on the condensed consolidated income statement for the three and six months ended June 30, 2024 and in the fourth quarter of the year ended December 31, 2023. The decrease in contract liabilities at June 30, 2024 is primarily attributable to costs incurred on the loss making contract in the first half of 2024 being offset against the accrual.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(As Restated)
Accrued compensation	$275,966	$618,630
Accrued severance	1,031,731	1,375,000
Accrued professional fees	41,115	1,355,721
Accrued insurance	370,834	876,150
Accrued sales and property taxes	613,088	885,292
Accrued royalties	325,000	250,000
Accrued interest	1,379,704	-
Accrued AHFS liability	-	1,158,609
Accrued lease termination costs	410,251	657,000
Other accrued expenses	23,337	162,697
Total accrued expenses	$4,471,026	$7,339,099
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Notes Payable
Notes payable consisted of the following:

	June 30, 2024	December 31, 2023
	(As Restated)
Convertible secured debentures	$-	$36,530,320
New convertible debentures (fair value)	83,797,224	-
Convertible senior secured term loan	27,249,922	12,295,000
Total	111,047,146	48,825,320
Less: debt discount, net	(86,646)	(16,593,357)
Less: capitalized debt issuance costs	(1,559,759)	(661,922)
Senior bridge note exit fee provision	76,083	27,608
Total notes payable – long-term	$109,476,824	$31,597,649

New convertible debentures (principal amount)	$34,336,089	$-
Convertible Secured Debentures
On September 9, 2022, we issued Debentures, secured debt instruments, which featured a 2% original issue discount, in an aggregate principal amount of $36,530,320, together with 2,922,425 associated warrants ("Original SPA Warrants"), for gross proceeds of $35,800,000. The fair value of the Original SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. This amount was recorded as a warrant liability and, together with the original issue discount, was recognized as a debt discount upon issuance totaling $21,679,716. The debt discount was being amortized to interest expense over the four-year term of the Debentures.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On the closing of the Amendment and Exchange Agreement the existing 5% Original Issue Discount Senior Secured Convertible Debentures were extinguished. The Company has elected to measure the new convertible debentures at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option which eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. The new convertible debentures were measured at a fair value of $99,195,791 as of January 30, 2024, estimated using Monte Carlo simulations with the following pre-reverse stock split assumptions: stock price of $0.4588, a risk free rate of 4.23%, implied volatility of 121% and a remaining term of 2.61 years. A loss on extinguishment of debt of $78,734,949 was reported in the condensed consolidated statements of operations for the six months ended June 30, 2024. The fair value of the New Convertible Debentures at June 30, 2024 was estimated at $83,797,224 using Monte Carlo simulations with the following assumptions: stock price of $0.1361, a risk free rate of 4.67%, implied volatility of 132% and a remaining term of 2.19 years. A gain on change in fair value of $7,410,303 and $11,914,729 was reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively.
Conversion of Senior Secured Convertible Debentures
During the second quarter of 2024, ATW I converted new convertible debentures with a principal value of $2,194,231 and interest of $43,167 into 22,641,909 shares on a pre Reverse Stock Split basis (628,942 shares post Reverse Stock Split). The fair value of the new convertible debentures converted during the second quarter of 2024 was estimated at $3,485,645 using Monte Carlo simulations with the following assumptions: stock price between $0.1380 and $0.2309, a risk free rate of between 4.63% and 4.81%, implied volatility of between 123% and 133% and a remaining term of between 2.23 years and 2.26 years.
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
Amendment to 2024 Term Loan Agreement
On May 1, 2024, the Company entered into an amendment (the "May 2024 Amendment") to the 2024 Term Loan Agreement dated January 30, 2024 between the Company, ATW Management as collateral agent, and the lenders party thereto. Pursuant to the Amendment, ATW III, one of the lenders under the 2024 Term Loan Agreement, will loan an additional $1,000,000 (the "May 2024 Incremental Loan") to the Company. The May 2024 Incremental Loan will have the same terms as the ATW Extended Maturity Term Loan under the 2024 Term Loan Agreement and will mature on the 30th anniversary of the date of the 2024 Term Loan Agreement or such earlier date as is required or permitted to be repaid under

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the 2024 Term Loan Agreement. The May 2024 Incremental Loan incurred debt issuance costs of $37,500 which are being amortized to interest expense over the period of the loan.
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
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed balance sheets:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	$1,380,434	$834,972

Current portion of operating lease liabilities	420,910	244,774
Long-term operating lease liabilities	1,035,713	574,260
Total operating lease liabilities	$1,456,623	$819,034
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
12. Equity
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
The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2024 and December 31, 2023 at $224,862 and $380,531, respectively. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following pre-reverse stock split assumptions: stock price of $0.14, no assumed dividends, a risk-free rate of 4.50%, implied volatility of 143.0%, and a remaining term of 3.19 years. For the three months ended June 30, 2024, the Company reported a loss in value of the Private Warrants of $12,386. For the three months ended June 30, 2023, the Company reported a gain in value of the Private Warrants of $23,799. For the six months ended June 30, 2024 and 2023, the Company reported a gain in value of the Private Warrants of $155,669 and $257,563, respectively. The change in fair value of the Private Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2024, at $709,081 and as of December 31, 2023 at $17,544,561. The fair value of the SPA Warrants was estimated using a Black-Scholes option pricing model using the following pre-reverse stock split assumptions: stock price of $0.14, no assumed dividends, implied volatility of 143.0%, and a remaining term of 8.25 years. The change in value of the SPA Warrants during the three and six months ended June 30, 2024, was a gain of $4,441,987 and $12,384,317, respectively. The change in value of the SPA Warrants during the three and six months ended June 30, 2023, was a gain of $29,657,015 and $26,819,502, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.
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
Convertible Secured Debentures – During the second quarter of 2024, ATW I converted secured debentures with a principal value of $2,194,231 and interest of $43,167 into 22,641,909 shares on a pre Reverse Stock Split basis (628,942 shares post Reverse Stock Split).
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
17. Earnings (Loss) Per Share
The following table is the basic and diluted earnings (loss) per share computation. For all periods presented, weighted average shares and earnings (loss) per share reflect the effects of the Reverse Stock Split.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Numerator:
Net income (loss) for basic earnings per share	$4,540,975	$20,673,440	$(68,297,961)	$6,534,775
Adjustments to net income (loss) available to shareholders
Change in fair value of SPA warrant liabilities	(4,441,987)	-	-	-
New convertible debentures interest and change in fair value	(7,454,365)	1,129,509	-	-
Convertible secured term loans interest and amortization	1,326,657	-	-	-
Adjusted net income (loss) for diluted earnings per share	$(6,028,720)	$21,802,949	$(68,297,961)	$6,534,775

Denominator:
Weighted average shares used to compute basic EPS	1,950,563	1,110,091	1,667,187	1,107,580
Dilutive effect of:
Stock options	-	10,561	-	5,281
Restricted and performance stock units	17,786	29,984	-	14,992
SPA Warrants	144,759	-	-	-
Convertible debt	3,251,287	81,178	-	-
Weighted average shares used to compute diluted EPS	5,364,395	1,231,814	1,667,187	1,127,853

Basic earnings (loss) per share	$2.33	$18.62	$(40.97)	$5.90
Diluted earnings (loss) per share	$(1.12)	$17.70	$(40.97)	$5.79

Anti-dilutive securities excluded from shares outstanding:
Stock options	50,736	21,230	50,736	21,230
Restricted and performance stock units	165,796	41,114	165,796	41,114
Warrants	438,889	520,067	583,648	520,067
Earnout shares	208,333	208,333	208,333	208,333
Convertible debt	-	-	3,251,287	81,178
Total	863,754	790,744	4,259,800	871,922

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
The fair value of the New Convertible Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk-free interest rate (U.S. Treasury rates) and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. At June 30, 2024 the following pre-reverse stock split assumptions were used in to estimate the fair value of the New Convertible Debentures: stock price of $0.1361, a risk free rate of 4.67%, implied volatility of 132% and a remaining term of 2.19 years. The fair value of the new convertible debentures converted during the second quarter of 2024 was estimated using Monte Carlo simulations with the following pre-reverse stock split assumptions: stock price between $0.1380 and $0.2309, a risk free rate of between 4.63% and 4.81%, implied volatility of between 123% and 133% and a remaining term of between 2.23 years and 2.26 years.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of June 30, 2024				Fair Value as of December 31, 2023
	(As Restated)
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
New convertible debentures	$83,797,224	$-	$-	$83,797,224	$-	$-	$-	$-

Public Warrants	$258,750	$258,750	$-	$-	$451,088	$451,088	$-	$-
Private Warrants	224,862	-	-	224,862	380,531	-	-	380,531
SPA Warrants	709,081	-	-	709,081	17,544,561	-	-	17,544,561
Total warrant liability	$1,192,693	$258,750	$-	$933,943	$18,376,180	$451,088	$-	$17,925,092
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities categorized within Level 3:

	New Convertible Debentures	Warrant liability
Balance December 31, 2023	$-	$18,376,180
Fair value on issuance of new convertible debentures	99,195,791	-
Fair value conversion of new convertible debentures to common stock	(3,485,645)	-
Change in fair value of new convertible debentures	(11,914,729)	-
Other	1,807
Exercise of warrants	—	(4,451,163)
Change in fair value of warrant liabilities	-	(12,732,324)
Balance June 30, 2024	$83,797,224	$1,192,693

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

Under the terms of the Series A Certificate of Designation, each share of Series A Preferred Stock has a stated value of $1,000 per share and and a par value of $0.0001, when issued, the Series A Preferred Stock will be fully paid and non-assessable. The holders of Series A Preferred Stock will be entitled to a 5% per annum dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock of the Company, when and if actually paid. The holders of the Series A Preferred Stock shall have no voting power and no right to vote on any matter at

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as provided in the Series A Certificate of Designation (or as otherwise required by applicable law).

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
Conversion of Senior Secured Convertible Debentures into Common Stock
During the six months ended December 31, 2024, ATW I and SLS converted New Convertible Debentures with a principal value of $10,675,000 and $1,836,720 and interest of $398,973 and $4,785 into 4,189,894 and 699,053 shares of Common Stock, respectively.
Change of Note Conversion Price

Pursuant to the terms of the Senior Secured Term Loan Agreement, dated as of January 30, 2024 by and among the Company, as borrower, the lenders from time to time party thereto and ATW Special Situations Management LLC, as collateral agent the Lenders agreed to make Loans to the Company which Loans are convertible, in whole or in part, into shares of Common Stock of the Company at an initial Conversion Price of $0.4582 subject to adjustment from time to time as provided in the Term Loan Agreement (including the reverse stock split of the Company).

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to Section 5(d) of the Loan Agreement, the Company may, with the prior written consent of the Required Lenders (ATW, or if ATW does not hold any Loans, lenders holding at least 50.1% of the outstanding principal Loan balance), and subject to Nasdaq rules, voluntarily reduce the then current conversion price to any amount and for any period of time deemed appropriate by the board of directors of the Company. The conversion of the Loans is subject to the Lender’s beneficial ownership limitation of 4.99% of outstanding shares (except one Lender).

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Results of Operations
Three and six months ended June 30, 2024, compared to three and six months ended June 30, 2023
The following table sets forth summarized condensed consolidated financial information:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	(As Restated)				(As Restated)
Revenue
Service	$501,708	$1,128,115	$(626,407)	-56%	$966,062	$3,948,395	$(2,982,333)	-76%
Service - related party	-	-	-	-	-	500	(500)	-100%
Total revenue	501,708	1,128,115	(626,407)	-56%	966,062	3,948,895	(2,982,833)	-76%

Costs and Expenses
Cost of revenue	2,875,394	1,900,602	974,792	51%	4,969,349	4,832,869	136,480	3%
Depreciation	411,586	53,209	358,377	674%	837,771	326,308	511,463	157%
Research and development	-	482,761	(482,761)	-100%	63,534	709,728	(646,194)	-91%
General and administrative	3,227,288	5,560,565	(2,333,277)	-42%	6,657,298	10,773,209	(4,115,911)	-38%
Total costs and expenses	6,514,268	7,997,137	(1,482,869)	-19%	12,527,952	16,642,114	(4,114,162)	-25%

Operating loss	(6,012,560)	(6,869,022)	(856,462)	-12%	(11,561,890)	(12,693,219)	(1,131,329)	-9%

Other (income) expense:
Other (income) expense, net	118,274	(3,162)	121,436	-3840%	21,801	1,149,219	(1,127,418)	-98%
Gain on lease termination	(8,532)	-	(8,532)	-100%	(23,897)	-	(23,897)	-100%
Foreign currency transaction loss (gain)	4,296	(17,709)	22,005	124%	9,443	(27,593)	37,036	134%
Loss on extinguishment of debt	-	-	-	-	78,734,949	-	78,734,949	100%
Loss on exchange of warrants	-	590,266	(590,266)	-100%	-	590,266	(590,266)	-100%
Change in fair value of warrant liabilities	(4,422,701)	(29,668,454)	(25,245,753)	-85%	(12,732,324)	(27,431,550)	(14,699,226)	-54%
Change in fair value of new convertible debentures	(7,410,303)	-	(7,410,303)	-100%	(11,914,729)	-	(11,914,729)	-100%
Interest expense, net	1,165,431	1,556,597	(391,166)	-25%	2,640,828	6,491,664	(3,850,836)	-59%

Net income (loss)	$4,540,975	$20,673,440	$(16,132,465)	-78%	$(68,297,961)	$6,534,775	$(74,832,736)	-1145%
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
Loss on extinguishment of debt. For the six months ended June 30, 2024, a loss on the extinguishment of debt of $78,734,949 was reported driven by the Amendment and Exchange Agreement. See Note 8 "Notes Payable"
Change in fair value of warrant liabilities. For the three and six months ended June 30, 2024, a gain in the fair value of warrant liabilities of $4,422,701 and $12,732,324, respectively, was reported as compared to a gain of $29,668,454 and $27,431,550 for the three and six months ended June 30, 2023, respectively.
Change in fair value of new convertible debentures. For the three and six months ended June 30, 2024, a gain on the fair value of the new convertible debentures of $7,410,303 and $11,914,729 was reported, respectively.
Interest expense, net. For the three months ended June 30, 2024, interest expense, net, decreased by $391,166 or 25%, driven by interest on the convertible senior secured term loans received in the second half of 2023 and the first half of 2024. For the six months ended June 30, 2024, interest expense, net, decreased $3,850,836 or 59%. Interest expense for the six months ended June 30, 2023 included $4 million associated with liquidated damages and interest arising out of the RRA. The decrease is partially offset by increased interest expense for the six months ended June 30, 2024 relating to the convertible senior secured term loans.
Liquidity and Capital Resources
The Company continues to develop its principal products and conduct research and development activities. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company has embarked on cost-cutting measures to continue to preserve cash. The Company may require additional liquidity to continue its operations over the next twelve months which a current investor has committed to provide. The Company believes with this investor support that there will be sufficient resources to continue as a going concern for at least one year from the date that the condensed consolidated financial statements contained in this Form 10-Q/A are issued.
As of June 30, 2024, the Company had $8,122,943 of cash and cash equivalents. The cash equivalents consist of money market funds.
Significant sources and uses of cash during the six months ended June 30, 2024.
Sources of cash:
•The Company received net proceeds of $22,346,163 from debt and equity financing comprising of additional convertible secured term loans and an ATM share offering.
Uses of cash:
•Cash used in operating activities was $15,051,198, of which $3,946,708 was used to increase working capital.

•Cash from in investing activities related mainly to proceeds from the sale of AHFS of $419,720, offset by capital expenditures of $351,942.
Indebtedness. The Company’s indebtedness as of June 30, 2024, is presented in Item 1, “Financial Statements – Note 8 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 9 – Leases.”
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
Our management, with the participation and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2024, as a result of the continuation of the previously disclosed material weakness discussed below, along with the newly identified material weakness over accounting for significant complex transactions, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.
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
Changes in internal control over financial reporting. During the fiscal quarter ended June 30, 2024, except as described above in "Remediation Plan" there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the second quarter of 2024, the Company issued 22,641,909 shares on a pre Reverse Stock Split basis, (628,942 shares post Reverse Stock Split) to ATW Special Situations I LLC, upon its conversion of its secured debentures with a principal value of $2,194,231 and interest of $43,167.
In the second quarter of 2024, the Company issued 16,461,186 shares on a pre Reverse Stock Split basis (457,255 share post Reverse Stock Split) to ATW Special Situations I LLC, upon its exercise of 16,461,186 SPA Warrants in exchange for the Common Stock.
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