Form 10-Q/A
period 2024-09-30
Nauticus Robotics, Inc.
filed 2025-04-15
CIK 1849820

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

EXPLANATORY NOTE REGARDING THIS AMENDMENT

Nauticus Robotics, Inc. (the “Company”) is filing this Amendment No. 1 to it's Quarterly Report on Form 10-Q (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2024 (the “Original Report”), to reflect the change in treatment of debt accounting related to the convertible debentures that were issued in the January 30, 2024 transaction, as previously reported on the Company’s Current Report on Form 8-K filed on February 5, 2024. The Company previously applied debt modification accounting to this transaction but has since determined that extinguishment accounting should have been used. Additionally in the third quarter there was an accounting change for the incremental $2.1 million incremental debt that was owed for conversions that occurred below the conversion price. As a result, the audit committee of the Company’s board of directors, in consultation with the Company’s management and its independent auditor, concluded that the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 included in the Original Report should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed consolidated financial statements for such periods to reflect the correct accounting treatment (collectively, the “Restatement”).

Changes to the Original Report to reflect the Restatement include changes to the Balance Sheet, Statements of Operations, Statements of Cash Flows, Statement of Stockholders' Deficit and FN 3 - Summary of Significant Policies, FN - 7 Accrued Liabilities, FN 8 - Notes Payable, FN 16 - Related Party Transactions, FN 17 - Loss Per Share, FN 18 - Fair Value Measurement's and Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This amended Quarterly Report on Form 10-Q (this “Form 10-Q/A”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements appear in a number of places in this Form 10-Q including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.
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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023
	(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$2,915,757	$753,398
Restricted certificate of deposit	51,763	201,822
Accounts receivable, net	397,726	212,428
Inventories	2,229,509	2,198,797
Prepaid expenses	1,105,645	1,889,218
Other current assets	338,542	1,025,214
Assets held for sale	277,180	2,940,254
Total Current Assets	7,316,122	9,221,131

Property and equipment, net	16,158,525	15,904,845
Operating lease right-of-use assets, net	1,283,982	834,972
Other assets	229,296	187,527
Total Assets	$24,987,925	$26,148,475

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$4,734,093	$7,035,450
Accrued liabilities	4,072,628	7,339,099
Contract liability	697,818	2,767,913
Operating lease liabilities - current	433,820	244,774
Total Current Liabilities	9,938,359	17,387,236

Warrant liabilities	393,094	18,376,180
Operating lease liabilities - long-term	921,698	574,260
Notes payable - long-term, fair value option (related party)	53,222,499	-
Notes payable - long-term, net of discount (related party)	13,382,364	23,833,848
Notes payable - long-term, net of discount	12,783,774	7,763,801
Other liabilities	895,118	-
Total Liabilities	$91,536,906	$67,935,325

Stockholders’ Deficit:
Common stock, $0.0001 par value; 625,000,000 shares authorized, 5,634,942 and 1,389,884 shares issued, respectively, and 5,634,942 and 1,389,884 shares outstanding, respectively (As adjusted, see Note 12)	$563	$139
Additional paid-in capital (As adjusted, see Note 12)	102,635,276	77,004,714
Accumulated other comprehensive loss	(26,983)	-
Accumulated deficit	(169,157,837)	(118,791,703)

Total Stockholders’ Deficit	(66,548,981)	(41,786,850)
Total Liabilities and Stockholders’ Deficit	$24,987,925	$26,148,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)

Revenue:
Service	$370,187	$1,593,854	$1,336,249	$5,542,249
Service - related party	-	-	-	500
Total revenue	370,187	1,593,854	1,336,249	5,542,749

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	2,648,019	2,651,380	7,617,368	7,484,249
Depreciation	446,087	160,744	1,283,858	487,052
Research and development	-	275,154	63,534	984,882
General and administrative	2,845,956	6,704,890	9,503,254	17,478,099
Total costs and expenses	5,940,062	9,792,168	18,468,014	26,434,282

Operating loss	(5,569,875)	(8,198,314)	(17,131,765)	(20,891,533)

Other (income) expense:
Other (income) expense, net	143,573	(133,311)	165,374	1,015,908
Gain on lease termination	-	-	(23,897)	-
Foreign currency transaction loss	11,833	83,654	21,276	56,061
Loss on extinguishment of debt	-	-	78,734,949	-
Loss on exchange of warrants	-	-	-	590,266
Change in fair value of warrant liabilities	(615,505)	8,656,392	(13,347,829)	(18,775,158)
Change in fair value of new convertible debentures	(24,199,071)	-	(36,113,800)	-
Interest expense, net	1,157,468	873,738	3,798,296	7,365,402
Total other (income) expense, net	(23,501,702)	9,480,473	33,234,369	(9,747,521)

Net income (loss)	$17,931,827	$(17,678,787)	$(50,366,134)	$(11,144,012)

Basic loss per share (As adjusted, see Note 17)	$6.70	$(15.46)	$(26.36)	$(9.92)
Diluted loss per share (As adjusted, see Note 17)	$(0.36)	$(15.46)	$(26.36)	$(9.92)

Basic weighted average shares outstanding (As adjusted, see Note 17)	2,676,003	1,143,198	1,910,761	1,123,695
Diluted weighted average shares outstanding (As adjusted, see Note 17)	15,289,163	1,143,198	1,910,761	1,123,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Net income (loss)	$17,931,827	$(17,678,787)	$(50,366,134)	$(11,144,012)
Other comprehensive loss:
Foreign currency translation adjustment	(26,983)	-	(26,983)	-
Comprehensive income (loss)	$17,904,844	$(17,678,787)	$(50,393,117)	$(11,144,012)

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Deficit
	Shares	Amount
	(As adjusted, see Note 12)
Balance at June 30, 2024	4,131,426	$413	$95,639,166	$-	$(187,089,664)	$(91,450,085)
Foreign currency translation adjustment	-	-	-	(26,983)	-	(26,983)
Stock-based compensation	-	-	532,539	-	-	532,539
Reverse stock split round up	133,975	13	(13)	-	-	-
Vesting of RSUs	8,707	1	(1)	-	-	-
Exercise of warrants	38,230	4	184,090	-	-	184,094
Conversion of convertible secured debentures (as restated)	1,322,604	132	6,279,495	-	-	6,279,627
Net income (as restated)	-	-	-	-	17,931,827	17,931,827
Balance at September 30, 2024 (as restated)	5,634,942	$563	$102,635,276	$(26,983)	$(169,157,837)	$(66,548,981)

Balance at June 30, 2023	1,330,396	$133	$71,890,449	$-	$(61,570,327)	$10,320,255
Stock-based compensation	-	-	917,993	-	-	917,993
Settlement of liquidated damages	52,502	5	3,685,624	-	-	3,685,629
Exercise of stock options	1,351	-	78,596	-	-	78,596
Vesting of RSUs	703	-	-	-	-	-
Net loss	-	-	-	-	(17,678,787)	(17,678,787)
Balance at September 30, 2023	1,384,952	$138	$76,572,662	$-	$(79,249,114)	$(2,676,314)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity Deficit
	Shares	Amount
	(As adjusted, see Note 12)
Balance at December 31, 2023	1,389,884	$139	$77,004,714	$-	$(118,791,703)	$(41,786,850)
Foreign currency translation adjustment	-	-	-	(26,983)	-	(26,983)
Stock-based compensation	-	-	1,872,504	-	-	1,872,504
Reverse stock split round up	133,975	13	(13)	-	-	-
Vesting of RSUs	99,294	10	(10)	-	-	-
Exercise of warrants	653,819	65	4,635,191	-	-	4,635,256
Conversion of convertible secured debentures (as restated)	1,951,546	195	9,765,077	-	-	9,765,272
At the Market (ATM) share offering	1,406,424	141	9,357,813	-	-	9,357,954
Net loss (as restated)	-	-	-	-	(50,366,134)	(50,366,134)
Balance at September 30, 2024 (as restated)	5,634,942	$563	$102,635,276	$(26,983)	$(169,157,837)	$(66,548,981)

Balance at December 31, 2022	1,312,521	$131	$68,132,790	$-	$(68,105,102)	$27,819
Stock-based compensation	-	-	3,995,020	-	-	3,995,020
Settlement of liquidated damages	52,502	5	3,685,624	-	-	3,685,629
Exercise of stock options	6,329	1	421,174	-	-	421,175
Vesting of RSUs	8,997	1	(1)	-	-	-
Exercise of warrants	4,603	-	338,055	-	-	338,055
Net loss	-	-	-	-	(11,144,012)	(11,144,012)
Balance at September 30, 2023	1,384,952	$138	$76,572,662	$-	$(79,249,114)	$(2,676,314)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net loss	$(50,366,134)	$(11,144,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,283,858	487,052
Amortization of debt discount	401,610	2,924,820
Amortization of debt issuance cost	486,758	-
Capitalized paid-in-kind (PIK) interest	833,119	-
Accretion of RCB Equities #1, LLC exit fee	73,058	3,183
Stock-based compensation	1,872,504	3,995,020
Loss on exchange of warrants	-	590,266
Change in fair value of warrant liabilities	(13,347,829)	(18,775,158)
Change in fair value of new convertible debentures	(36,113,800)	-
Loss on extinguishment of debt	78,734,949	-
Non-cash lease expense	314,859	332,787
Gain on disposal of assets	(1,695)	-
Write off of property and equipment	32,636	-
Gain on lease termination	(23,897)	-
Settlement of liquidated damages with common stock	-	3,685,629
Gain on short-term investments	-	(40,737)
Interest expense assumed into Convertible Senior Secured Term Loan	-	378,116
Changes in operating assets and liabilities:
Accounts receivable	(185,298)	625,034
Inventories	(30,712)	(7,293,478)
Contract assets	-	547,183
Other assets	1,542,915	(206,702)
Accounts payable and accrued liabilities	(4,256,864)	7,470,351
Contract liabilities	(2,070,095)	152,000
Operating lease liabilities	(203,486)	(357,985)
Other liabilities	895,117	-
Net cash used in operating activities	(20,128,427)	(16,626,631)

Cash flows from investing activities:
Capital expenditures	(466,712)	(10,745,111)
Proceeds from sale of assets held for sale	420,220	-
Proceeds from sale of property and equipment	18,098	-
Proceeds from sale of short-term investments	-	5,000,000
Net cash used in investing activities	(28,394)	(5,745,111)

Cash flows from financing activities:
Proceeds from notes payable	14,305,000	10,596,884
Payment of debt issuance costs on notes payable	(1,316,791)	-
Proceeds from ATM offering	9,857,857	-
Payment of ATM commissions and fees	(499,903)	-
Proceeds from exercise of stock options	-	421,175
Proceeds from exercise of warrants	-	338,055
Net cash from financing activities	22,346,163	11,356,114

Effects of changes in exchange rates on cash and cash equivalents	(26,983)	-

Net change in cash and cash equivalents	2,162,359	(11,015,628)

Cash and cash equivalents, beginning of period	753,398	17,787,159
Cash and cash equivalents, end of period	$2,915,757	$6,771,531

Supplemental disclosure of cash flow information:
Cash paid for interest	$135,089	$1,006,993
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Operating leases at inception	$1,095,067	$2,016,931
Exercise of warrants	$4,635,256	$-
Conversion of convertible secured debentures to common stock	$9,765,272	$-
Liabilities relieved through sale of asset held for sale	$1,158,609	$-
Transfer from assets held for sale to property and equipment	$1,119,864	$-
Capitalized interest	$-	$873,816
Capital expenditures included in accounts payable	$-	$849,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of the Business
Nauticus Robotics, Inc. (the “Company”, “our”, "us" or “we”) develops autonomous robots for the ocean industries. Our principal corporate offices are located in Webster, Texas. Our robotic systems and services are designed to address both commercial and government-facing customers. Autonomy requires the extensive use of sensors, artificial intelligence, and effective algorithms for perception and decision allowing the robot to adapt to changing environments. Our business model includes using robotic systems for service, selling vehicles and components, and licensing of related software to both the commercial and government defense business sectors. We have designed and are currently testing and certifying a new generation of vehicles to reduce operational cost and gather data to maintain and operate a wide variety of subsea infrastructure. Besides a standalone service offering, our approach to ocean robotics has also resulted in the development of a range of technology products for retrofit/upgrading legacy systems and other third-party vehicle platforms. Our services provide customers with the necessary data collection, analytics, and subsea manipulation capabilities to support and maintain assets while reducing their operational footprint, operating cost, and greenhouse gas emissions, to improve offshore health, safety, and environmental exposure.
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
2. Restatement of Previously Issued Financial Statements
In connection with the Company's audit of the condensed consolidated financial statements, the Company's management identified the following misstatements in the Company's previously reported interim financial statements included in the Company's original report:
•Correction of an error in accounting for a debt transaction that occurred in Q1 2024. The transaction was incorrectly treated like a modification rather than an extinguishment.

Impact of the Restatement
The restatement has resulted in the following adjustments:

	As Previously Reported (Unaudited)	Adjustments	As Restated
Condensed Consolidated Balance Sheets:
As of September 30, 2024
Accrued liabilities	$7,269,833	$(3,197,205)	$4,072,628
Total Current Liabilities	$13,135,564	$(3,197,205)	$9,938,359
Notes payable - long-term, fair value option (related party)	$-	$53,222,499	$53,222,499
Notes payable - long-term, net of discount (related party)	$46,148,307	$(32,765,943)	$13,382,364
Notes payable - long-term, net of discount	$-	$12,783,774	$12,783,774
Total Liabilities	$61,493,781	$30,043,125	$91,536,906
Additional paid-in capital (As adjusted, see Note 12)	$98,628,931	$4,006,345	$102,635,276
Accumulated deficit	$(135,108,367)	$(34,049,470)	$(169,157,837)

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Stockholders’ Deficit	$(36,505,856)	$(30,043,125)	$(66,548,981)

Condensed Consolidated Statements of Operations:
Three Months ended September 30, 2024
Other (income) expense, net	$2,278,909	$(2,135,336)	$143,573
Change in fair value of new convertible debentures	$-	$(24,199,071)	$(24,199,071)
Interest expense, net	$4,111,844	$(2,954,376)	$1,157,468
Total other (income) expense, net	$(5,787,081)	$(17,714,621)	$(23,501,702)
Net income (loss)	$(11,356,956)	$29,288,783	$17,931,827
Basic earnings (loss) per share	$(4.24)	$10.94	$6.70
Diluted earnings (loss) per share	$(4.24)	$3.88	$(0.36)

Diluted weighted average shares outstanding	2,676,003	12,613,160	15,289,163

Nine Months ended September 30, 2024
Other (income) expense, net	$2,300,710	$(2,135,336)	$165,374
Loss on extinguishment of debt	$-	$78,734,949	$78,734,949
Change in fair value of new convertible debentures	$-	$(36,113,800)	$(36,113,800)
Interest expense, net	$10,234,639	$(6,436,343)	$3,798,296
Total other (income) expense, net	$(815,101)	$34,049,470	$33,234,369
Net (loss)	$(16,316,664)	$(34,049,470)	$(50,366,134)
Basic earnings (loss) per share	$(8.54)	$(17.82)	$(26.36)
Diluted earnings (loss) per share	$(8.54)	$(17.82)	$(26.36)

Condensed Consolidated Statements of Comprehensive Income:
Three Months ended September 30, 2024
Net income (loss)	$(11,356,956)	$29,288,783	$17,931,827
Comprehensive income (loss)	$(11,383,939)	$29,288,783	$17,904,844

Nine Months ended September 30, 2024
Net income (loss)	$(16,316,664)	$(34,049,470)	$(50,366,134)
Comprehensive loss	$(16,343,647)	$(34,049,470)	$(50,393,117)

Condensed Consolidated Statements of Changes of Stockholders' Deficit:
Three Months ended September 30, 2024
Additional Paid-In Capital	$98,628,931	$4,006,345	$102,635,276
Accumulated deficit	$(135,108,367)	$(34,049,470)	$(169,157,837)
Net income (loss)	$(11,356,956)	$29,288,783	$17,931,827
Balance at September 30, 2024	$(36,505,856)	$(30,043,125)	$(66,548,981)

Nine Months ended September 30, 2024
Additional Paid-In Capital	$98,628,931	$4,006,345	$102,635,276
Accumulated deficit	$(135,108,367)	$(34,049,470)	$(169,157,837)
Net income (loss)	$(16,316,664)	$(34,049,470)	$(50,366,134)
Balance at September 30, 2024	$(36,505,856)	$(30,043,125)	$(66,548,981)

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Consolidated Statements of Cash Flows:
Nine Months ended September 30, 2024
Net income (loss)	$(16,316,664)	$(34,049,470)	$(50,366,134)
Amortization of debt discount	$5,694,378	$(5,292,768)	$401,610
Loss on extinguishment of debt	$-	$78,734,949	$78,734,949
Change in fair value of new convertible debentures	$-	$(36,113,800)	$(36,113,800)
Changes in accounts payable and accrued liabilities	$(1,072,317)	$(3,184,547)	$(4,256,864)
Non-cash investing and financing activities:
Conversion of convertible secured debentures to common stock	$5,758,926	$4,006,346	$9,765,272

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

As of September 30, 2024, the fair value of the new convertible debentures was estimated to be $53,222,499, compared to an initial fair value of $99,195,791 as of January 30, 2024. The change in fair value reflects movements in stock price and market volatility.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(As Restated)
Accrued compensation	$304,481	$618,630
Accrued severance	1,031,731	1,375,000
Accrued professional fees	77,850	1,355,721
Accrued insurance	185,417	876,150
Accrued sales and property taxes	695,565	885,292
Accrued royalties	362,500	250,000
Accrued interest	1,234,519	-
Accrued AHFS liability	-	1,158,609
Accrued lease termination costs	163,503	657,000
Other accrued expenses	17,062	162,697
Total accrued expenses	$4,072,628	$7,339,099
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Notes Payable
Notes payable consisted of the following:

	September 30, 2024	December 31, 2023
	(As Restated)
Convertible secured debentures	$-	$36,530,320
New convertible debentures (fair value)	53,222,499	-
Accrued interest recognized on debenture
Convertible senior secured term loan	27,527,485	12,295,000
Total	80,749,984	48,825,320
Less: debt discount, net	-	(16,593,357)
Less: capitalized debt issuance costs	(1,462,013)	(661,922)
Senior bridge note exit fee provision	100,666	27,608
Total notes payable – long-term	$79,388,637	$31,597,649

New convertible debentures (principal amount)	$30,911,089	$-
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On the closing of the Amendment and Exchange Agreement the existing 5% Original Issue Discount Senior Secured Convertible Debentures were extinguished. The Company has elected to measure the new convertible debentures at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option which eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. The new convertible debentures were measured at a fair value of $99,195,791 as of January 30, 2024, estimated using Monte Carlo simulations with the following assumptions: stock price of $16.52, a risk free rate of 4.23%, implied volatility of 121% and a remaining term of 2.61 years. A loss on extinguishment of debt of $78,734,949 was reported in the condensed consolidated statements of operations for the nine months ended September 30, 2024. The fair value of the New Convertible Debentures at September 30, 2024 was estimated at $53,222,499 using Monte Carlo simulations with the following assumptions: stock price of $1.41, a risk free rate of 4.11%, implied volatility of 123% and a remaining term of 1.94 years. A gain on change in fair value of $24,199,071 and $36,113,800 was reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively.
Conversion of Senior Secured Convertible Debentures
During the third quarter of 2024, ATW I converted secured debentures with a principal value of $3,425,000 and interest of $96,528 into 1,322,604 shares (post Reverse Stock Split). The fair value of the new convertible debentures converted during the third quarter of 2024 was estimated at $6,279,627 using Monte Carlo simulations with the following assumptions: stock price between $1.39 and $4.64, a risk free rate of between 4.08% and 4.74%, implied volatility of between 123% and 134% and a remaining term of between 1.94 and 2.14 years.
During the second quarter of 2024, ATW I converted secured debentures with a principal value of $2,194,231 and interest of $43,167 into 628,942 shares (post Reverse Stock Split). The fair value of the new convertible debentures converted during the second quarter of 2024 was estimated at $3,485,645 using Monte Carlo simulations with the following assumptions: stock price between $4.97 and $8.31, a risk free rate of between 4.63% and 4.81%, implied volatility of between 123% and 133% and a remaining term of between 2.19 years and 2.26 years.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt discount amortization of $1,037,971 and $2,916,347 was included within interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023, respectively. There was no debt discount amortization in 2024 because this was expensed as part of the debt extinguishment transaction. The Debentures effective interest rate was approximately 25.2% at September 30, 2023.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed consolidated balance sheets:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	$1,283,982	$834,972

Current portion of operating lease liabilities	433,820	244,774
Long-term operating lease liabilities	921,698	574,260
Total operating lease liabilities	$1,355,518	$819,034
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Numerator:
Net income (loss) for basic earnings per share	$17,931,827	$(17,678,787)	$(50,366,134)	$(11,144,012)
Adjustments to net income (loss) available to shareholders
Change in fair value of SPA warrant liabilities	(374,796)	-	-	-
New convertible debentures interest and change in fair value	(24,199,071)	-	-	-
Convertible secured debentures interest and amortization	1,151,356	-	-	-
Adjusted net loss for diluted earnings per share	$(5,490,684)	$(17,678,787)	$(50,366,134)	$(11,144,012)

Denominator:
Weighted average shares used to compute basic EPS	2,676,003	1,143,198	1,910,761	1,123,695
Dilutive effect of:
Restricted and performance stock units	1,197
SPA Warrants	106,530		—
Convertible debt	12,505,433		-
Weighted average shares used to compute diluted EPS	15,289,163	1,143,198	1,910,761	1,123,695

Basic earnings (loss) per share	$6.70	$(15.46)	$(26.36)	$(9.92)
Diluted loss per share	$(0.36)	$(15.46)	$(26.36)	$(9.92)

Anti-dilutive securities excluded from shares outstanding:
Stock options	25,023	85,683	25,023	85,683
Restricted and performance stock units	333,168	66,989	333,178	66,989
Warrants	438,889	530,808	545,419	530,808
Earnout shares	208,333	208,333	208,333	208,333
Convertible debt	-	134,882	12,505,433	134,882
Total	1,005,413	1,026,695	13,617,386	1,026,695

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
The fair value of the New Convertible Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk-free interest rate (U.S. Treasury rates) and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. At September 30, 2024 the following assumptions were used in to estimate the fair value of the New Convertible Debentures: stock price of $1.41, a risk free rate of 4.11%, implied volatility of 123% and a remaining term of 1.94 years.
The fair value of the new convertible debentures converted during the third quarter of 2024 was estimated using Monte Carlo simulations with the following assumptions: stock price between $1.39 and $4.64, a risk free rate of between 4.08% and 4.74%, implied volatility of between 123% and 134% and a remaining term of between 1.94 years and 2.14 years.
The fair value of the new convertible debentures converted during the second quarter of 2024 was estimated using Monte Carlo simulations with the following assumptions: stock price between $4.97 and $8.31, a risk free rate of between 4.63% and 4.81%, implied volatility of between 123% and 133% and a remaining term of between 2.19 years and 2.26 years.
The fair value of the Public, Private and SPA Warrants are measured at each reporting date in accordance with ASC 820-10. The Public Warrants were valued based on their publicly-traded price. The Private and SPA Warrants are considered Level 3 measurements as they involve significant unobservable inputs.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of September 30, 2024				Fair Value as of December 31, 2023
	(As Restated)
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
New convertible debentures	$53,222,499	$-	$-	$53,222,499	$-	$-	$-	$-

Public Warrants	$127,650	$127,650	$-	$-	$451,088	$451,088	$-	$-
Private Warrants	115,257	-	-	115,257	380,531	-	-	380,531
SPA Warrants	150,187	-	-	150,187	17,544,561	-	-	17,544,561
Total warrant liability	$393,094	$127,650	$-	$265,444	$18,376,180	$451,088	$-	$17,925,092
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities categorized within Level 3:

	New Convertible Debentures	Warrant Liability
Balance December 31, 2023	$-	$18,376,180
Fair value on issuance of new convertible debentures	99,195,791	-
Fair value conversion of new convertible debentures to common stock	(9,765,272)	-
Exercise of warrants	-	(4,635,257)
Change in fair value of new convertible debentures	(36,113,800)	-
Change in fair value of warrant liabilities	-	(13,347,829)
Other	(94,220)	-
Balance September 30, 2024	$53,222,499	$393,094

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

Under the terms of the Series A Certificate of Designation, each share of Series A Preferred Stock has a stated value of $1,000 per share and a par value of $0.0001, and when issued, the Series A Preferred Stock will be fully paid and non-assessable. The holders of Series A Preferred Stock will be entitled to a 5% per annum dividends, on an as-if converted

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
basis, equal to and in the same form as dividends actually paid on shares of Common Stock of the Company, when and if actually paid. The holders of the Series A Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as provided in the Series A Certificate of Designation (or as otherwise required by applicable law).

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

November 2024 Debentures

On November 4, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with ATW, pursuant to which ATW purchased, in a private placement, $1,150,000 in principal amount of debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of original issue discount senior secured convertible debentures (the “November 2024 Debentures”). On December 11, 2024, ATW purchased, in a private placement, $1,000,000 in principal amount of debentures. The November 2024 Debentures feature an original issue discount of 2% and incurred legal fees of $190,000 which are being amortized to interest expense over the period to the maturity date.

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

Conversion of Senior Secured Convertible Debentures into Common Stock

During the three months ended December 31, 2024, ATW I and SLS converted Senior Secured Convertible Debentures with a principal value of $7,250,000 and $1,836,720 and interest of $302,445 and $4,785 into 2,867,290 and 699,053 shares of Common Stock, respectively.

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

SeaTrepid Acquisition

On March 5, 2025, Nauticus and SeaTrepid International, L.L.C., a Louisiana limited liability company, SeaTrepid Deepsea LLC, a Louisiana limited liability company, Remote Inspection Technologies, L.L.C., a Louisiana limited liability company (each, a “Seller” and collectively, “Sellers”), and certain individual selling persons entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company agreed to acquire (the “Acquisition”) substantially all of the assets and certain specified liabilities of the Sellers related to applied robotic solutions and the robotic equipment development and operation. The total value of the Acquisition is $16 million, consisting of (1) the aggregate purchase price of $4 million in cash that will be paid at closing, and $4 million in cash that will be paid on or before September 30, 2025, and (2) Earn-Out Shares valued at $5.5 million; and the assumption of $2.8 million in Sellers’ notes payable. An aggregate amount of newly issued shares of the Company’s Common Stock, par value $0.0001 per share (the “Earn-Out Shares”) worth $5.5 million may be paid to Sellers, subject to and payable in accordance with earn-out thresholds during the period between closing and six months after closing, as specified in the Purchase Agreement. The Earn-Out Shares will be valued at a price that is the minimum price under Nasdaq Listing Rule 5635 as of March 4, 2025. In no event will the number of Earn-Out Shares exceed 19.99% of the shares outstanding as of the date of the Purchase Agreement. If such number exceeds 19.99%, the parties will negotiate payment of the balance in cash prior to the execution of the Purchase Agreement.

Nasdaq Listing Compliance

The Company’s Common Stock is currently listed on the Nasdaq. On July 24 and August 14, 2024, the Company received determination letters from Nasdaq notifying the Company that it had not regained compliance with the minimum $35 million market value of listed securities requirement for continued listing on The Nasdaq Capital Market as set forth in Listing Rule 5550(b)(2) (the “MVLS Requirement”) or any of the alternative requirements in Listing Rule 5550(b), and that the additional delinquency may serve as a separate basis for the delisting of the Company’s securities from Nasdaq. The Company timely requested a hearing before the Nasdaq hearings panel.

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

Results of Operations
Three and nine months ended September 30, 2024, compared to three and nine months ended September 30, 2023
The following table sets forth summarized condensed consolidated financial information:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2024	2023	$	%	2024	2023	$	%
	(As Restated)				(As Restated)
Revenue
Service	$370,187	$1,593,854	$(1,223,667)	-77%	$1,336,249	$5,542,249	$(4,206,000)	-76%
Service - related party	-	-	-	-	-	500	(500)	-100%
Total revenue	370,187	1,593,854	(1,223,667)	-77%	1,336,249	5,542,749	(4,206,500)	-76%

Costs and Expenses
Cost of revenue	2,648,019	2,651,380	(3,361)	0%	7,617,368	7,484,249	133,119	2%
Depreciation	446,087	160,744	285,343	178%	1,283,858	487,052	796,806	164%
Research and development	-	275,154	(275,154)	-100%	63,534	984,882	(921,348)	-94%
General and administrative	2,845,956	6,704,890	(3,858,934)	-58%	9,503,254	17,478,099	(7,974,845)	-46%
Total costs and expenses	5,940,062	9,792,168	(3,852,106)	-39%	18,468,014	26,434,282	(7,966,268)	-30%

Operating loss	(5,569,875)	(8,198,314)	(2,628,439)	-32%	(17,131,765)	(20,891,533)	(3,759,768)	-18%

Other (income) expense:
Other (income) expense, net	143,573	(133,311)	(276,884)	-208%	165,374	1,015,908	(850,534)	-84%
Gain on lease termination	-	-	-	0%	(23,897)	-	(23,897)	-100%
Foreign currency transaction loss	11,833	83,654	(71,821)	(86)%	21,276	56,061	(34,785)	-62%
Loss on extinguishment of debt	-	-	-	0%	78,734,949	-	78,734,949	100%
Loss on exchange of warrants	-	-	-	-%	-	590,266	(590,266)	-100%
Change in fair value of warrant liabilities	(615,505)	8,656,392	(9,271,897)	-107%	(13,347,829)	(18,775,158)	(5,427,329)	-29%
Change in fair value of new convertible debentures	(24,199,071)	-	(24,199,071)	(100)%	(36,113,800)	-	(36,113,800)	-100%
Interest expense, net	1,157,468	873,738	283,730	32%	3,798,296	7,365,402	(3,567,106)	-48%

Net income (loss)	$17,931,827	$(17,678,787)	$(35,610,614)	-201%	$(50,366,134)	$(11,144,012)	$39,222,122	352%
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
Research and development. For the three and nine months ended September 30, 2024, research and development costs decreased $275,154 and $921,348, or 100% and 94%, respectively, compared to the three and nine months ended

September 30, 2023, primarily due to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.
General and administrative. For the three and nine months ended September 30, 2024, general and administrative costs decreased $3,858,934 and $7,974,845, or 58% and 46%, respectively, compared to the three and nine months ended September 30, 2023, driven by headcount reductions and a concerted effort to reduce costs.
Other (income) expense, net. For the three and nine months ended September 30, 2024, other expense is attributable to tax liabilities incurred in relation to activity in Brazil. For the nine months ended September 30, 2023, other expense related primarily to a state sales tax assessment of $1.2 million from the Texas Comptroller of Public Accounts for which the audit is currently ongoing.
Gain on lease termination. For the nine months ended September 30, 2024, a gain on lease termination of $23,897 was reported, primarily due to the reduction in leased office space in Norway.
Loss on extinguishment of debt. For the nine months ended September 30, 2024, a loss on the extinguishment of debt of $78,734,949 was reported driven by the Amendment and Exchange Agreement. See Note 8 "Notes Payable"
Change in fair value of warrant liabilities. For the three months ended September 30, 2024 and 2023, the Company reported a gain and loss in the fair value of warrant liabilities of $615,505 and $8,656,392, respectively. For the nine months ended September 30, 2024 and 2023, the Company reported a gain in the fair value of warrant liabilities of $13,347,829 and $18,775,158, respectively.
Change in fair value of new convertible debentures. For the three and nine months ended September 30, 2024, a gain on the fair value of the new convertible debentures of $24,199,071 and $36,113,800 was reported, respectively.
Interest expense, net. For the three months ended September 30, 2024, interest expense, net, increased $283,730 or 32%, driven by interest on the convertible senior secured term loans received in the second half of 2023 and the first half of 2024. For the nine months ended September 30, 2024, interest expense, net increased, $3,567,106 or 48% driven by interest on the convertible senior secured term loans. Interest expense for the nine months ended September 30, 2023 also included $4 million associated with liquidated damages and interest arising out of the RRA.
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
Uses of cash:
•Cash used in operating activities was $20,128,427, of which $4,308,423 was used to increase working capital.
•Cash used in investing activities related to capital expenditures of $466,712 partially offset by proceeds from the sale of AHFS of $420,220.

Indebtedness. The Company’s indebtedness as of September 30, 2024, is presented in Item 1, “Financial Statements – Note 8 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 9 – Leases.”
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
•Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
•Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures
Our remediation activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be given as to the timing for completion of remediation.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the third quarter of 2024, the Company issued 1,322,604 shares to ATW Special Situations I LLC, upon its conversion of its secured debentures with a principal value of $3,425,000 and interest of $96,528.
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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	July 18, 2024
3.3	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
10.1†	Offer Letter dated August 9, 2024, Between Nauticus Robotics, Inc. and John Symington
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Management Contract

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