Form 10-K
period 2024-12-31
Nauticus Robotics, Inc.
filed 2025-04-15
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates was $17,896,647 as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 3,652,377 shares of Common Stock held by non-affiliates and a closing price of $4.90 as reported on the Nasdaq Capital Market on June 30, 2024. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of April 14, 2025, there were 35,154,439 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year end pursuant to Regulation 14A in connection with the registrant's 2024 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”) where indicated. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

FREQUENTLY USED TERMS
Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”), or the context otherwise requires, references to “we,” “us,” “our” “Nauticus” or the “Company” are to Nauticus Robotics, Inc., a Delaware corporation and references to:
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
•“Common Stock” are to the shares of Common Stock, par value $0.0001 per share, of CLAQ prior to the Closing and the Common Stock of the Company following the Closing.
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
•“Per Share Merger Consideration” are with respect to any share of Nauticus Common Stock, issued and outstanding immediately prior to the Effective Time, including those issued in connection with the Nauticus Preferred Stock Conversion and the Nauticus Convertible Note Conversion, a number of shares of the Company’s Common Stock equal to (i) the Per Share Merger Consideration Value divided by (ii) the Closing Share Price.
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
•"RRA" are to Registration Rights Agreement.
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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of this Annual Report and in subsequent reports filed with the SEC. We have no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
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

NAUTICUS ROBOTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

i

PART I
Item 1. Business
Nauticus Robotics, Inc. (“Nauticus,” “Nauticus Robotics,” the "Company", "our", "us" or "we") is a technology-driven company specializing in the development of advanced fully electric autonomous robotic solutions for subsea applications. Our portfolio includes fully autonomous underwater vehicles (AUVs), robotic manipulators, an open robotic operating system, and related consulting and prototype services with a strong alignment to offshore energy and national security interests. Our technology solutions enable autonomous operations for both the commercial and defense sectors.

Our addressable markets include upstream, midstream, and downstream oil and gas, defense, offshore renewables, seafloor telecommunications, aquaculture, port security, oceanographic research, and subsea mining. Currently, our primary focus is on oil and gas operations and defense applications.

We were formed in September 2022 as the result of a business combination between Nauticus Robotics, Inc.’s predecessor (CleanTech) and Nauticus Robotics Holdings Inc. (formerly known as Houston Mechatronics, Inc.). We completed our first successful survey utilizing our autonomous subsea vehicle, Aquanaut, in the fourth quarter of 2024.

Our principal executive offices are located at 17146 Feathercraft Lane, Suite 450, Webster, Texas 77598. Our phone number is (281) 942-9069. Our Common Stock trades on the Nasdaq Stock Market (“Nasdaq”) under the ticker symbol “KITT.”

We maintain a website on the Internet with the address of https://ir.nauticusrobotics.com. Copies of this Annual Report, previous and subsequent copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge at our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. In addition, the “Governance Documents” section of our website contains copies of our Code of Business Ethics and Conduct Policy and other corporate policies and board committee charters. We make our website content available for informational purposes only. Information contained on our website is not part of this Annual Report and should not be relied upon for investment purposes.

The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
Competitive Differentiation & Technology
To effectively enter markets dominated by legacy solutions, Nauticus has developed innovative, value-driven technologies. Our flagship autonomous fully electric vehicle, Aquanaut, provides advantages over conventional tethered Remotely Operated Vehicles (ROVs) and untethered Autonomous Underwater Vehicles (AUVs), including:
•Enhanced capability to operate in deep and complex environments without the limitations of tether management.
•Fully electric seven degrees of freedom patent protected manipulators.
•Reduction in operational costs and carbon footprint using smaller deployment vessels and elimination of onboard generators. lower greenhouse gas emissions, and quieter operations to minimize ecological impact.
•Increased mission efficiency through autonomous execution versus manual control, reducing crew requirements and improving safety.
•Enhanced data collection, with higher fidelity providing actionable insight.
•Capable of collecting physical samples, providing valuable data for regulatory compliance, asset integrity, and damage assessments.
•Stealth capabilities in defense scenarios by eliminating surface vessel presence.

Aquanaut represents the next generation of subsea robotics integrating eight independent thrusters to precisely propel and position a hull design to maximize efficiency and speed high-resolution data collection, and autonomous fully electric manipulation comparable to traditional ROV operations.
Product Portfolio
Aquanaut Autonomous Vehicles
Nauticus Robotics has three autonomous vehicles. One vehicle is currently operational, a second vehicle is undergoing certification for operations and the third vehicle is still to be assembled.
Aquanaut has demonstrated superior capabilities in safety assurance, operational efficiency, asset integrity, and regulatory compliance through its ability to collect high-resolution subsea data. Aquanaut is engineered to operate to a depth of 3000 meters.
ToolKITT Software Suite
ToolKITT is a sophisticated software platform that governs Nauticus’ suite of robotic products. It enables robots to perceive their environment, navigate in three dimensions, make autonomous decisions, and execute tasks with minimal human intervention. ToolKITT relies on the Robot Operating System (ROS), leveraging an open-source framework to accelerate development and deployment. The software is hardware-agnostic, enabling adaptation across various robotic platforms.
ToolKITT has been deployed on third party commercial ROVs and competing robotic platforms, enhancing Nauticus’ ability to offer advanced inspection and intervention services. This software also plays a critical role in next-generation inspection services, a key industry need for ensuring the integrity of subsea pipelines and offshore infrastructure.
Olympic Arm Electric Manipulator
The Olympic Arm is a fully electric subsea manipulator designed for complex intervention tasks on both work-class ROVs and Aquanaut. Its patented electric actuators replace traditional hydraulic systems, offering:
•Greater precision and control for delicate operations.
•An environmentally friendly design utilizing biodegradable oil.
•Simplified deck-side repairs and extended operational reliability.
•Engineered to work to a depth of 3000 meters.
The next-generation Olympic Arm is currently in development with an emphasis on improving repair efficiency and durability. The Company intends to license the innovative design for external production.
Defense Solutions
Nauticus is a specialized technology and engineering services company focused on delivering innovative solutions to the defense sector including the Defense Innovation Unit (DIU) and Defense Advanced Research Agency (DARPA). As a nimble and highly adaptive firm, the Company can bridge the gap between emerging commercial technologies and mission-critical ocean centric defense applications, ensuring that the U.S. military and government agencies stay ahead of global threats. Our core capabilities include:
•Advanced R&D & Prototyping – Rapid development of next-generation technologies, from AI-driven analytics to autonomous systems.
•Systems Integration – Adapting and integrating commercial technologies into existing defense infrastructure.
•Unmanned Systems & Robotics – Developing and enhancing autonomous systems for defined mission applications.

•Agility & Innovation – As a small business, the Company operate with unmatched flexibility, rapidly pivoting to meet evolving defense needs and are unencumbered by legacy solutions.
Our team has experience executing successful projects within DIU’s commercial technology initiatives and DARPA’s high-risk, high-reward programs.
Nauticus announced on January 30, 2025, a Strategic Subsea Alliance with Leidos Holdings, Inc (NYSE: LDOS). The alliance builds on a successful prior collaboration between the two organizations, which was praised by their mutual customer for its seamless execution and constructive collaboration. This new alliance aims to combine the companies’ complementary expertise to develop next-generation autonomous underwater systems capable of tackling increasingly complex missions.
SeaTrepid ROV Services
On March 5, 2025, we entered into an Asset Purchase Agreement to acquire substantially all of the assets and business of SeaTrepid International LLC and its affiliates ("Seatrepid"). SeaTrepid provides subsea robotic services to customers with ROVs. The ability of SeaTrepid’s ROVs and our Aquanaut to seamlessly communicate at depth unlocks new service opportunities, enabling two autonomous systems to collaborate in delivering cutting edge underwater solutions. The SeaTrepid acquisition closed on March 20, 2025.
Market Opportunity
According to Research and Markets, published in October 2024, the global Offshore AUV & ROV Market grew from $1.39 billion in 2023 to $1.53 billion in 2024, with a projected compound annual growth rate (CAGR) of 10.18%, reaching $2.75 billion by 2030.
Nauticus Robotics is positioned to capitalize on this expanding market by offering disruptive technology solutions that improve data quality, safety, emissions reduction, and cost efficiency. Our autonomous systems and AI-driven analytics provide a competitive advantage as industries shift toward automation and sustainability in subsea operations. Each of our product lines is complementary to the others working together as a system, and also can be marketed independently. The ToolKITT software is platform agnostic, and can be installed on third party ROVs. Similarly, the Olympic Arm can be installed and operate on third party ROVs.
International Operations
The potential addressable market for Nauticus Robotics products and services is global. While current operations are concentrated in the United States, Nauticus Robotics is also actively pursuing business opportunities outside the United States, including opportunities in Brazil.
Competition:
All of the products and services provided by Nauticus Robotics operate in a highly competitive environment. As a new market entrant, Nauticus Robotics generally faces competition from well-established competitors.
Vehicle & Services Competitors
Current ROV manufacturers and ROV services companies are the primary competitors to Nauticus inspection services conducted by Aquanaut. These companies include large multinational product manufacturers and service providers, as well as smaller local ROV service providers.
Subsea Autonomy Software Competitors
Competitors to ToolKITT include both ROV manufacturers supplying proprietary software operating systems for their ROVs, as well as independent software suppliers providing software solutions to enhance the capabilities of ROVs and other robotic systems. Competitors also include companies that offer data processing capabilities for data gathered in ROV operations.
Electric Manipulators Competitors

Several companies specialize in the design and manufacture of subsea manipulators and robotic arms for ROVs and other underwater applications. These competitive products include both traditional hydraulic manipulators, as well as electric manipulators like the Olympic Arm.
Maritime Defense Project Competitors
Several companies specialize in subsea technology consulting for the defense industry. In addition, our alliance collaborator, Leidos, operates in a highly competitive environment with many large and well established defense contractors.
Customers
Offshore Energy Producers
Offshore activity in the energy sector drives a material amount of the demand for ROV services, which are critical for the inspection, maintenance, and development of subsea infrastructure in the Gulf of America, also know as the Gulf of Mexico (the "Gulf"). The Bureau of Safety and Environmental Enforcement (BSEE) reported that, as of November 2024, there were 371 manned production platforms in the Gulf. The Gulf is a significant hub for U.S. oil and gas production, with federal offshore areas accounting for approximately 14% of total U.S. crude oil production and 5% of total U.S. dry natural gas production. We are currently engaged with four offshore producers to manage the introduction of our modern technology, Aquanaut. Oil and gas customers can at their convenience extend or terminate a contract.
The offshore energy sector is a global market. We have engaged with a customer in Brazil to develop and test our autonomous robotic systems, and expect to continue to engage with international customers in Brazil and elsewhere as our business develops.
Defense Related Customers
On January 30, 2025, we announced a strategic alliance with Leidos, our strategic partner for defense related pursuits. The alliance builds on a successful prior collaboration between the two organizations, which was praised by their mutual customer for its seamless execution and constructive collaboration. This new alliance aims to combine the companies’ complementary expertise to develop next-generation autonomous underwater systems capable of tackling increasingly complex missions. The U.S. government can terminate contracts at its convenience.
Manufacturing and Suppliers
As part of the original development of engineering prototypes, Nauticus Robotics has established supplier relationships with key commercial-off-the-shelf (“COTS”) and custom part manufacturers. Consideration is given within our international supply chain for redundancy, where possible. In cases of limited supplier options, Nauticus Robotics initiates procurement early in the manufacturing schedule to mitigate risk of supply interruption.
Currently, Nauticus Robotics manages a supply chain with many suppliers that specialize in parts aimed toward subsea vehicles. A key component of the Aquanaut subsea vehicle is the energy storage system — a Li-ion battery. There are a variety of suppliers available to provide this battery subsystem. One battery that Nauticus Robotics uses is from SubCTech, a German company. The batteries are a long-lead-time item and are ordered well in advance of the time they are required to be integrated into the vehicle.
Nauticus Robotics is committed to exploring the options that will lead to the most capital-efficient manufacturing process and support our sales-driven build schedule.
As a consequence of our use of third party suppliers for a substantial portion of our product manufacturing process, the direct purchase of raw materials is not material to our operations.
Government Regulation
Our business is heavily regulated and we are subject to numerous laws and regulations that govern our operations, including but not limited to the Federal Acquisition Regulation (FAR), the Defense Federal Acquisition Regulation Supplement (DFARS), the Truth in Negotiations Act (TINA), the Cost Accounting Standards (CAS), the International

Traffic in Arms Regulations (ITAR), and the Export Administration Regulations (EAR). Compliance with these regulations is critical to our ability to compete for and perform contracts with the U.S. Government. Specific maritime related laws and regulations include the Jones Act, Ports and Waterways Safety Act, International Convention for the Safety of Life at Sea (SOLAS), Clean Water Act (CWA), Oil Pollution Act of 1990 (OPA 90), Seaman’s Protection Act, Foreign Corrupt Practices Act (FCPA), and the Defense Production Act (DPA). This is an example of applicable regulations but does not include all.
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
Nauticus has patented its re-configurable hull design for subsea vehicles. This approach protects the Company’s vehicle configuration that enables it to transit long distances and then transform into a working robot once at the worksite. This capability is key to exploiting the vehicle architecture and its tetherless operational modes. Similarly, Nauticus also obtained patent protection for its all-electric, work class robotic manipulators. These manipulators are the first in their market class and utilize specialized actuation systems to achieve the strength performance necessary for work class systems.
Nauticus has also filed for protection of our Company name and brand under trademark registration in the United States.
Employees and Human Capital Resources
Our workforce plays a critical role in driving our business forward. We had 47 employees as of December 31, 2024. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relations issues. Our human capital strategies focus on identifying, recruiting, retaining, rewarding, and integrating both our existing and new employees. We endeavor to recruit the most qualified individuals for each position regardless of gender, ethnicity or other protected characteristics. It is our policy to fully comply with all laws applicable to discrimination in the workplace. We have successfully navigated a workforce transformation, aligning our organization to prioritize the support and advancement of existing products while balancing ongoing innovation efforts beyond early-stage research and prototyping.
Seasonality
Offshore ROV and AUS operations are subject to seasonal variation, and in the Gulf operations are generally more active from April through October each year. In Brazil, operations are generally more active from November through March.
Nauticus operations are currently concentrated in the US offshore market. To address the seasonality of the business, Nauticus may pursue a strategy of rotating operating assets between the Gulf and offshore Brazil.
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
Earnout Shares
Following the closing of the Merger, former holders of shares of Old Nauticus Common Stock (including shares received as a result of the Preferred Stock Conversion and the Convertible Notes Conversion, the “Stockholder Earnout Group”) shall be entitled to receive their pro rata share of up to 208,333 additional shares of Common Stock (the “Earnout Shares”). The Earnout Shares will be released and delivered to the Stockholder Earnout Group upon occurrence of the following (each, a “Triggering Event”):
i.one-half of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $15.00 per share (on a pre Reverse Stock Split Basis) over any 20 trading days within a 30-day trading period;
ii.one-quarter of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $17.50 (on a pre Reverse Stock Split Basis) per share over any 20 trading days within a 30-day trading period; and
iii.one-quarter of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $20.00 (on a pre Reverse Stock Split Basis) per share over any 20 trading days within a 30-day trading period.
Company Securities
Securities Purchase Agreement. On September 9, 2022, the Company entered into the Securities Purchase Agreement with certain investors purchasing up to an aggregate of $40.0 million in principal amount of Debentures and warrants (the “Securities Purchase Agreement”). ATW Special Situations I LLC (ATW I), Material Impact Fund II, L.P. (MIF), and the SLS Family Trust (SLS) subscribed for Debentures in the aggregate principal amount of $36,530,320 (out of the aggregate $40.0 million) which is convertible into 2,922,425 shares of our Common Stock and associated warrants for an additional 2,922,425 shares. Our director, Adam Sharkawy, is the managing partner of Material Impact II, L.P.
On January 30, 2024, the Company and certain of its subsidiaries and ATW I, MIF and SLS entered into an Amendment and Exchange Agreement pursuant to which ATW I, MIF and SLS transferred their existing 5% Original Issue Discount Senior Secured Convertible Debentures to the Company in exchange for a New Original Issue Discount Exchanged Senior Secured Convertible Debenture due September 9, 2026 the "New Convertible Debenture") in the aggregate principal amount of $29,591,600, $5,102,000 and $1,836,720, respectively. These Debentures were elected to be recorded at is estimated fair value on the Company's books.
During the year ended December 31, 2024, ATW I and SLS converted the New Convertible Debentures with a principal value of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 4,818,836 and 699,053 shares of Common Stock, respectively.
On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New Convertible Debentures and certain other amounts outstanding with respect thereto, into shares of Series A preferred convertible stock. These Debentures were elected to be recorded at its fair value.
On December 27, 2024, the Company and ATW I closed the exchange transaction, and the Company issued 27,588 shares of Series A Preferred Stock to ATW I in exchange for a principal value of $16,672,369 and other amounts outstanding of $10,915,974. On December 31, 2024, the Company issued 2,504 and 5,342 shares of Series A Preferred Stock to SLS and

MIF in exchange for principal values of $0 and $5,102,000 and other amounts outstanding of $2,504,440 and $240,219, respectively. This Preferred Stock was recorded at its fair value as of the date of the exchange.
On November 4, 2024, the Company entered into a Securities Purchase Agreement with ATW, pursuant to which ATW purchased, in a private placement, $1,150,000 in principal amount of Debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of Original Issue Discount Senior Secured Convertible Debentures (the “November 2024 Debentures”). On December 11, 2024, ATW purchased, in a private placement, $1,000,000 in principal amount of debentures.
During the year ended December 31, 2024, ATW I and SLS exercised on a post reverse split basis 615,589 and 38,230 SPA Warrants, respectively, in exchange for Common Stock. The Company did not receive cash in respect of these transactions.
RCB Equities #1, LLC
On July 14, 2023, the Company issued a secured promissory note to RCB Equities #1, LLC ("RCB") for $5,000,000. The promissory note included a 2.5% original issue discount or $125,000, bears interest at 15% per annum, and matures on September 9, 2026. The promissory note provides for an exit fee of $125,000 if paid off in full between October 12, 2023, and the maturity date, with no other considerations triggered for premiums or penalties. Further, the promissory note provides for an automatic rollover into the structure of certain future debt-financing transactions. On September 18, 2023, the RCB promissory note was rolled into the convertible senior secured term loan discussed below bearing interest at 12.5% per annum including the $125,000 exit fee.
Convertible Senior Secured Term Loan
On September 18, 2023, the Company entered into a convertible senior secured term loan agreement with ATW Special Situations II LLC as collateral agent and lender, and Transocean Finance Limited, ATW I, MIF, and RCB, as lenders.
The Convertible Senior Secured Term Loan Agreement provides the Company with up to $20.0 million of secured term loans.
The initial amount funded under the Convertible Senior Secured Term Loan Agreement was $11,600,000 (the "2023 Term Loan"). The Convertible Senior Secured Term Loan Agreement included a 2.5% exit fee of $290,000, bearing interest at 12.50% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The exit fee is being provided for over the period of the loan. The loan agreement included a 2.5% original issue discount of $125,000 from the RCB, promissory note. The loan includes assumed legal fees of $577,500, and deemed interest from convertible debentures of $378,118. The debt discount is being accreted to interest expense over the period of the loan. The Loans will mature on the earliest of (a) the third anniversary of the date of the Term Loan Agreement of September 17, 2026, (b) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022.
The Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $216 per share of Common Stock (the “Conversion Price”), subject to certain customary anti-dilution adjustments as described in the Term Loan Agreement.
First Amendment to Convertible Senior Secured Term Loan
On December 31, 2023, the Company, entered into a First Amendment to Senior Secured Term Loan Agreement, dated as of December 31, 2023 (the “First Amendment”), by and among the Company, the subsidiary guarantors (as defined in the First Amendment) and ATW Special Situations II LLC (“ATW II”), a Delaware limited liability company, which amended that certain Senior Secured Term Loan agreement dated as of September 18, 2023 with ATW II, as collateral agent (as replaced by Acquiom Agency Services LLC, in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited (“Transocean Finance”), ATW I, MIF, and RCB, as lenders (collectively, the “Initial Lenders”).
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
Second Amendment to Convertible Senior Secured Term Loan
On January 30, 2024, the Company entered into a Second Amendment to Term Loan Agreement, dated as of January 30, 2024 (the “Second Amendment”), by and among the Company, the guarantors (as defined in the Second Amendment) and the required lenders (as defined in the Second Amendment), which amended that certain Term Loan Agreement, dated as of September 18, 2023, by and among the Company, Transocean Finance, ATW I, MIF and RCB as lenders and ATW II, as collateral agent.
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
The 2024 Term Loan Agreement provides the Company with an aggregate $9,551,856 of secured term loans (the “2024 Loans”).
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
The 2024 Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the 2024 Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $16.50 per share of Common Stock, subject to certain adjustments as described in the 2024 Term Loan Agreement.
Amendment to 2024 Term Loan Agreement
On May 1, 2024, the Company entered into an amendment (the “May 2024 Amendment”) to the 2024 Term Loan Agreement dated January 30, 2024 between the Company, ATW Management as collateral agent, and the lenders party thereto. Pursuant to the Amendment, ATW I will loan an additional $1,000,000 (the “May 2024 Incremental Loan”) to the Company. The May 2024 Incremental Loan will have the same terms as the ATW Extended Maturity Term Loan under the 2024 Term Loan Agreement and will mature on the 30th anniversary of the date of the 2024 Term Loan Agreement or such earlier date as is required or permitted to be repaid under the 2024 Term Loan Agreement.
Second Amendment and Exchange Agreement
On November 4, 2024, the Company entered into a Second Amendment and Exchange Agreement (the “Exchange Agreement”), by and among the Company and a certain institutional investor, pursuant to which such investor would exchange (the “Exchange”) the remaining portion of the amount outstanding under the New Original Issue Discount Exchanged Senior Secured Convertible Debenture (the “New Convertible Debenture”) and certain other amounts outstanding with respect thereto, into Series A preferred convertible stock (the “Series A Preferred Stock”), subject to certain adjustments. The Exchange Agreement further amended the Securities Purchase Agreement dated as of December 16, 2021, as amended, and contained certain covenants of the Company to, among other items, hold one or more stockholder meetings in respect of the shares of the Company’s Common Stock issuable underlying the Series A Preferred Stock upon conversion. The Company elected to measure these Debentures at the fair value on the Company's book.
In addition, on November 4, 2024, the Company entered into Exchange Agreements with two other institutional investors on substantially the same terms, pursuant to which such investors will transfer their New Convertible Debentures to the Company in exchange for a number of shares of Series A Preferred Stock.
On December 27, 2024, the Company and one institutional investor closed the exchange transaction, and the Company issued 27,588 shares of Series A Preferred Stock to such investor. On December 31, 2024, the Company issued 2,504 and 5,342 shares of Series A Preferred Stock to two other investors, respectively. The Preferred Stock was recorded at its fair value on the Company's book upon the exchange.
November 2024 Debentures
On November 4, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors named therein (the “Debenture Investors”), pursuant to which the Debenture Investors purchased, in a private placement, $1,150,000 in principal amount of debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of Original Issue Discount Senior Secured Convertible Debentures (the “November 2024 Debentures”). On December 11, 2024, the Debenture Investors purchased an additional $1,000,000 in principal amount of debentures, which was convertible into 975,610 shares of Common Stock of the Company calculated at a conversion price of $1.230.
At a special stockholder’s meeting on January 15, 2025, the Company's stockholders (1) approved, pursuant to Nasdaq Rule 5635, the issuance of shares of the Company’s Common Stock upon the conversion of shares of the Series A Convertible Preferred Stock, issued pursuant to the Second Amendment and Exchange Agreement dated November 4, 2024 between the Company, ATW Special Situations I, LLC, Material Impact Fund II, L.P. and SLS Family Irrevocable Trust (the “Exchange Agreement”) and the corresponding Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock; (2) approved, pursuant to Nasdaq Rule 5635, the issuance of shares of the Company’s Common Stock upon the conversion of debt under the November 2024 Debentures. The Company elected to fair value these Debentures.
Where You Can Find More Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at https://www.ir.nauticusrobotics.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our SEC filings are also available to the public from the SEC’s internet site at https://www.sec.gov.
Our website, the SEC’s website and the information contained therein or linked thereto are not a part of this Annual Report.

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
•We identified material weaknesses in our internal control over financial reporting which we are working to remediate. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
•If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models and a limited number of operating units for the foreseeable future.
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
•Our ability to manufacture products of sufficient quality on schedule is unproven, and delays in the design, production and launch of our products and services could harm our business, financial condition, results of operations, cash flows, reputation and prospects.

•We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
•We are highly dependent on the services of our senior management and other key employees and if we are unable to attract and retain a sufficient number of qualified employees, our ability to design, manufacture and launch our products, provide services, operate our business and compete could be harmed.
•We incur significant expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition, result of operations, cash flows, reputation and prospects.
•We are dependent on our suppliers, some of which are currently single or limited source suppliers, and the inability or other failure of these suppliers to deliver necessary components of our products at prices and volume and with specifications and performance characteristics acceptable to us, could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects. We have not yet identified all of the suppliers that we are likely to rely on to support future commercialization of our core products.
•We may be unable to adequately control the costs associated with our operations.
•We operate in a competitive industry that is subject to rapid technological change, and we expect competition to increase.
•Our financial results may vary significantly from period to period due to fluctuations in our operating costs, demand for our products and services, seasonal variation and other factors.
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
•We have government customers which subjects us to risks including early termination, audits, investigations, sanctions and penalties.
Risks Related to Our Securities
•We may issue a significant number of shares or equity-linked securities in the future in connection with investments or acquisitions or other efforts to raise capital.
•If certain holders of Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our Common Stock and such holders still may receive significant proceeds.
•If we are unable to maintain compliance with Nasdaq’s listing criteria, including their minimum bid price rule and minimum market value and stockholder equity requirement, Nasdaq may delist the Company’s stock.
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
•We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to investors, thereby making Public Warrants worthless. We may redeem outstanding Series A Preferred Stock and the November 2024 Debentures.

•Currently outstanding Public Warrants, Private Warrants, SPA Warrants and New SPA Warrants are exercisable for shares of Common Stock. Additionally, the Series A Preferred Shares and the November 2024 Debentures are convertible. Any future exercise of such warrants or conversion of the Series A Preferred Shares or the November 2024 Debentures would increase the number of shares of Common Stock eligible for future resale in the public market and result in dilution to our stockholders.
Risks Relating to our Business and Industry
We are an early-stage company with a history of losses, and we expect to incur significant expenses for the foreseeable future.
We incurred a net loss of $134.9 million and $50.7 million for the years ended December 31, 2024 and 2023, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the first quarter of 2026. Even though we have commercial traction for platform sales, we may not attract customers for our offering, and our potential profitability is dependent upon the successful adoption on a larger scale of our robotics systems, which may not occur. There can be no assurance that we will be financially successful.
We had negative cash flow from operating activities of $24.2 million and $21.7 million for the years ended December 31, 2024, and 2023, respectively. We expect to continue to have negative cash flow from operating and investing activities for the remainder of 2025. We expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales, engage in development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.
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
The Company currently funds its operations from cash on hand and other current assets. The Company has a history of losses and negative cash flows from operations. We believe that the Company’s cash and other current assets and forecasted operating cash flows currently expected to be generated from the ongoing activity will provide the Company with sufficient financial resources to fund operations and meet our capital and operating requirements and anticipated obligations as they become due in the next twelve months.
We have restated our unaudited condensed consolidated financial statements for certain prior periods, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
We previously restated our unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2024 (the “2024 Restated Periods”). In consultation with the Audit Committee of the Board (the “Audit Committee”) and our auditors, we made the determination to restate such financial statements following the identification of errors related to the proper application of GAAP to significant and complex transactions. Due to such errors, the Company’s management and the Audit Committee concluded that our previously issued financial statements for the 2024 Restated Periods should no longer be relied upon. In addition, our management, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, performed a re-evaluation of the effectiveness of our disclosure controls and procedures as of the end of the 2024 Restated Period. Based on such re-evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as a result of the identified material weakness, our disclosure controls and procedures were ineffective as of the end of the 2024 Restated Periods. Our Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2024 have been amended by an Amendment No. 1 on Form 10-Q/A to, among other things, reflect the restatement of our financial statements for the 2024 Restated Periods.
Previously, we have restated our unaudited condensed consolidated financial statements as of and for the quarterly period ended March 30, 2023 (the “2023 Restated Period”). In consultation with the Audit Committee and our auditors, we made the determination to restate such financial statements following the identification of an error associated with a failure to timely recognize an accrued liability and expense arising out of the RRA. Due to such error, the Company’s management and the Audit Committee concluded that our previously issued financial statements for the 2023 Restated Period should no longer be relied upon. In addition, our management, with the participation and under the supervision of our former Chief Executive Officer and former Chief Financial Officer, performed a re-evaluation of the effectiveness of our disclosure controls and procedures as of the end of the 2023 Restated Period. Based on such re-evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that, as a result of the continued material weakness, our disclosure controls and procedures were ineffective as of the end of the 2023 Restated Period.
As a result of these events, we have become subject to additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional stockholder, governmental, or other actions in connection with the restatements or other related matters. Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations and financial condition.
We identified material weaknesses in our internal control over financial reporting which we are working to remediate. This material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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

The Company identified deficiencies in its internal control over financial reporting that represented material weaknesses. Specifically, the Company’s management determined that the Company did not, as of December 31, 2024, design and maintain effective internal controls over financial reporting related to: (1) ineffective design and operation of controls over significant complex transactions, which resulted in restatements of all interim periods of 2024, (2) failure to remediate previously reported material weakness over ineffective design and operation of user access controls.

The Company continues to implement certain remediation actions and continues to test and evaluate the elements of the remediation plan. These elements include:

•Design and implementation of a Significant Complex Transaction policy which identifies transactions that should be evaluated for additional 3rd party expert evaluation for proper accounting treatment;

•Design and implementation user access controls and proper segregation of duties for all critical accounting systems, supported by formal policies and training for all Information Technology personnel.

The Company believes that the actions listed above will provide appropriate remediation of the material weaknesses; however, the testing of the effectiveness of the controls has not been completed by the Company. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weaknesses will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management.
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
Our current controls and any new controls that we develop may be inadequate because of changes in conditions of our business. Further, weaknesses in our internal controls have been identified in connection with the preparation of financial statements for the years ended December 31, 2024 and 2023 and may be discovered in the future.
Any future failure to develop, maintain and implement effective internal controls, or any difficulties encountered in their implementation or improvement, and the consequent inability to produce accurate financial statements on a timely basis could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

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
We have a limited number of customers. During the year ended December 31, 2024, sales to three customers accounted for 82% of total revenue. Sales to Customer A accounted for 39% of total revenue; sales to Customer B accounted for 27% of total revenue; and sales to Customer C accounted for 16% of total revenue. Total accounts receivable for the year ended December 31, 2024 was made up by three customers. During the year ended December 31, 2023, sales to two customers accounted for almost 100% of total revenue. Sales to Customer D accounted for 61% of total revenue; and sales to Customer C accounted for 39% of total revenue. The total balance due from these customers as of December 31, 2023 comprised 68% of accounts receivable with the remaining due from one other customer. No other customer represented more than 10% of our revenue.
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
Should achieved market penetration warrant, we intend to continue to hire a significant number of additional personnel, including engineers, design and production personnel, and operators and service technicians for our ocean robotic systems and services. Because of the innovative nature of our technology, individuals with the necessary experience may not be available to hire, and as a result, we will need to expend significant time and expense to recruit and retain experienced employees and appropriately train any newly hired employees. Competition for individuals with experience designing, producing, operating and servicing dexterous ocean robots and their software is intense, and we may not be able to attract, integrate, train, motivate, or retain additional highly qualified personnel. The failure to attract, integrate, train, motivate, and retain these additional employees could seriously harm our business, financial condition, results of operations, cash flows, reputation and prospects.
Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
We are an ocean robotics and services company, with limited experience commercializing our products and services. The projected financial and operating information appearing elsewhere in this Annual Report on Form 10-K reflect estimates of future performance and is based on multiple financial, technical, and operational assumptions, including hiring of additional skilled personnel in a timely manner to support continued development and commercialization of the core products; the level of demand for our ocean robotic systems; the performance of our ocean robotic systems; the utilization of the ocean robot fleet; the useable life of the ocean robotic systems; the cost of manufacturing; the cost and availability of adequate supply of components; the nature and length of the sales cycle; and the costs of, maintenance and servicing and refurbishing of our ocean robotic systems. However, given our limited commercial experience, it is likely that many of these assumptions will prove incorrect. The projections are forward-looking statements that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. See “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Note Regarding Forward-Looking Statements.” Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of other factors, many of which are outside our control, including, but not limited to:
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
The benefits of our products and services to customers and projected return on investment have not been substantiated through long-term trials or use.
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
We have designed and developed our robotic systems with the goal of reducing operating costs and greenhouse gases via all-electric robot subsystems and the use of smaller surface vessels. Even if we successfully market our products and services to customers, the purchase or subscription, adoption, and use of the products and services may be materially and negatively impacted if our customers resist or delay their use and adoption of our novel technology products and service offerings. Customers may resist or delay the adoption of our products and services for several reasons, including lack of confidence in autonomous and semi-autonomous ocean vehicles. We will spend significant time and resources of our Aquanauts for customer testing. If our customers resist or delay adoption of our ocean robotic platforms, our business, financial condition, results of operations, cash flows, reputation and prospects will be materially and adversely affected.
If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models and a limited number of operating units for the foreseeable future.
If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models for the foreseeable future. Further, we have only a very limited number of robotic systems in operation, and significant time and capital resources will be required to manufacture additional systems. We launched commercial services utilizing the Aquanaut robotic system in 2024, and expect to launch a commercial version of ToolKITT software in 2025. Such timeline may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units, and other factors. Such challenges may result in the delay of the anticipated commercial launch or continued growth of one or more of the products and services, which would adversely affect our financial and operating results. To the extent our products and services do not meet customer expectations, or cannot be completed or manufactured or delivered on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Given that for the foreseeable future our business will depend on a limited number of robotic systems in service, to the extent the operation of a particular robotic system is disrupted due to damage or defect or any other reason, our revenue could be materially and adversely affected. This could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
We may not be able to complete or enhance our product and service offerings through our research and development efforts.
We will need to continue to advance and evolve our products in response to the evolving demands of our customers in the various industries we expect to serve. We expect to continue to develop our robotic systems, which will require significant additional expenses, and we may not be successful in commercializing or marketing the associated products and services at all or within the currently expected timeline.
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
Even if our products perform properly, if operators sustain any injuries while using our products, we could be exposed to liability and our results of operations, financial condition, and reputation may be adversely affected.
Our products contain complex technology and must be used as designed and intended in order to operate safely and effectively. While we expect to develop operation and safety procedures, as well as a training, maintenance and servicing infrastructure to ensure operation of our products in a safe manner, we cannot be sure that the products will ultimately perform safely in all circumstances. In addition, we cannot be sure that we will be able to predict all the ways in which use of the products can lead to injury or damage to property, and our operating procedures and training resources may not be successful at preventing all incidents. If operators were to sustain any injuries or cause any damage to property from the use of our products, we could be exposed to liability and our results of operations, financial condition and reputation may be adversely affected.
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
Our success depends, in part, on our ability to retain our key personnel. We expect that we will be required to increase compensation levels of senior management and key employees to remain competitive with our peers. The unexpected loss of or failure to retain one or more of our senior managers or other key employees could impair operations, delay product development and require outsourcing to third parties, each of which in turn could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our business strategy. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
We incur significant expenses and administrative burdens as a public company which could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
We incur significant legal, accounting and other expenses as a public company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to continue devoting a substantial amount of time to these compliance initiatives. We may need to hire additional personnel to support our operations as a public company, which will increase our operating costs in future periods. Moreover, our compliance with these rules and regulations has to date, and may in the future, involve substantially increased legal and financial costs in addition to certain activities being more time-consuming and costly. The increased costs have and may further increase our net loss. We cannot accurately predict or estimate the amount or timing of additional costs we may incur in connection with being a public company. The impact of being a public company could also make it more difficult for us to attract and retain qualified persons to serve on our Board, or on committees of our Board or as executive officers. Such increased expenses and administrative burdens involved in operating as a public company could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
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
We may be subject to various new or changing products regulations and environmental laws and regulations, which could cause significant fines and liability, or otherwise adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects.

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
We are subject to the evolving data privacy and security laws and regulations and any data breach may cause significant liabilities, fines, litigation and may negatively affect our business, financial condition, results of operations, cash flows, reputation and prospects.
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
We are subject to the anti-corruption laws and anti-money laundering laws in countries in which we conduct activities, and any violations of such regimes may result in investigations, criminal liability and could adversely affect our business, financial condition, results of operations and prospects.
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
From time to time, we have direct and indirect interactions with foreign officials, including in furtherance of sales to governmental entities in non-U.S. countries. We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees or these third parties, even if we do not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, there can be no assurance that all of our employees, business partners, third-party intermediaries, representatives, and agents will not take actions in violation of our policies and/or applicable laws and regulations, and we may be ultimately held responsible for any such violations. Our liability exposure relating to potential violations of these and laws and regulations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
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
In addition, changes to our ocean robotic systems, or changes in applicable export/import control or economic sanctions laws and regulations may delay in the introduction and sale of our robotic systems and solutions or, in some cases, prevent the export or import of our robotic systems to certain countries, governments, or persons altogether. Compliance with such laws and regulations may be costly and require time and attention from our management. Any change in export/import controls or economic sanctions, laws and regulations, or shift in the scope of enforcement of existing laws and regulations, or change in the countries, governments, persons, or technologies covered by such laws and regulations, could also result in decreased use of our robotic systems, as well as our decreased ability to export or market our robotic systems to potential customers. Any decreased use of our robotic systems, and any limitation on our ability to export or market our robotic systems would likely adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects.
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
We are dependent on our suppliers, some of which are currently single or limited source suppliers, and the inability or other failure of these suppliers to deliver necessary components of our products at prices and volume and with specifications and performance characteristics acceptable to us, could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects. We have not yet identified all of the suppliers that we are likely to rely on to support future commercialization of our core products.
We are dependent on our suppliers, some of which are currently single or limited source suppliers, and the inability or other failure of these suppliers to deliver necessary components of our products at prices and volume and with specifications and performance characteristics acceptable to us, could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects. We have not yet identified all of the suppliers that we are likely to rely on to support future commercialization of our core products.
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
We have less negotiating leverage with suppliers than larger and more established companies and may not be able to obtain favorable pricing and other terms. For example, agreements with suppliers may include terms that are unfavorable to us, such as requirements that we order components and/or manufactured units in excess of our demand due to batch number requirements or price thresholds. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
Moreover, we and our suppliers are currently experiencing increases in the cost of, and an interruption in, the supply or shortage of materials. It is unclear how long these challenges will remain. Due to the complexity of our products, each unit is expected to contain several thousand components. Difficulty securing any components and materials could result in delays in the development of these core products, which delays could be compounded if components or units require redesign or reengineering. Any sustained or further supply interruptions or shortages could therefore prevent or delay the commercialization of our products and materially and negatively impact our business, financial condition, results of operations, cash flows, reputation and prospects. We and our suppliers use various materials in our respective businesses and products, including, for example, semiconductor chips, energy storage materials, commodity materials and specialty metal alloys, and the prices for these materials fluctuate. The available supply of some of these materials and components is currently and may continue to be unstable, depending on market conditions and global demand, and could adversely affect our business and operating results. Risks relating to our supply chain include:
•“Buy American” or other similar requirements that may be imposed on government contractors;
•an increase in the cost, or decrease in the available supply, of semiconductor chips, electrical components, commodity materials and specialty alloys;
•disruption in the supply of lithium-ion batteries due to quality issues or recalls;
•the imposition of additional duties, tariffs and other charges or quotas on imports; and
•fluctuations in the value of any foreign currencies in which manufactured parts, commercial components and related raw material purchases are or may be denominated against the U.S. dollar.

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
Our robotic systems use batteries that rely on lithium-ion chemistry, which, if not appropriately handled, controlled, or stored, could catch fire or vent smoke and flame.
The battery packs within our robotic systems use lithium-ion cells. If not properly handled or subjected to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While these battery packs are designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our robotic systems could occur, which could result in bodily injury or death and could subject us to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for littoral or deep sea applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business, financial condition, results of operations, cash flows, reputation and prospects.
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
We will require significant capital to develop and grow our business, including developing and producing our commercial robotic systems and other products, establishing or expanding design, research and development, production, sales and maintenance and service facilities and building our brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, procurement costs, sales, marketing and distribution expenses as we build our brand and market our robotic systems, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. In addition, we may incur significant costs servicing, maintaining and refurbishing our robotic ocean vehicles, and we expect that the cost to repair and service our robotic systems will increase over time as our vehicles age. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our robotic vehicles to meet projected performance metrics, identify and investigate new areas of demand and successfully market our robotic systems and ToolKITT software, but also to sell, whether outright or through subscriptions, our ocean systems at prices needed to achieve our expected margins and control our costs, including the risks and costs associated with operating, maintaining and financing our robotic systems. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our robotic systems in a cost-effective manner, our business, financial condition, results of operations, cash flows, reputation and prospects would be materially and adversely affected.
We currently target many customers that are large corporations with substantial negotiating power, exacting product standards and potentially competitive internal solutions. If we are unable to sell our products and services to these customers, our business, financial condition, results of operations, cash flows, reputation and prospects will be materially and adversely affected.
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
•Other companies are working to develop untethered ROVs and AUVs which could directly compete with our products and services.

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
Our target markets include international markets which require skills, knowledge and competencies in foreign exchange, taxation, legal, export controls, anti-bribery and other fields. We have added personnel with the necessary skills to oversee these risks and the ability is concentrated in few individuals.
Our target markets are largely international and require skills, knowledge and competencies in foreign exchange, taxation, legal, export controls, anti-bribery and other fields. We have only recently added personnel with the necessary skills to oversee these risks and the ability is concentrated in few individuals.
Our financial results may vary significantly from period to period due to fluctuations in our operating costs, demand for our products and services, seasonal variation and other factors.
We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new robotic systems, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Additionally, our revenues from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new robotic systems or introduce existing robotic systems to new markets for the first time. Further, we have a very limited number of systems in operation and disruption of the operation of one or more of these systems could materially impact results. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our securities could fall substantially, either suddenly or over time.
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
We had negative cash flow from operating activities of $24.2 million and $21.7 million for the years ended December 31, 2024, and 2023, respectively. We expect to continue to have negative cash flow from operating and investing activities for the remainder of 2025. We expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales, engage in development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.
Our ability to use net operating loss carryforwards to offset future income is subject to limitation and risk that could further limit our ability to utilize our net operating losses.
As of December 31, 2024, we had federal net operating losses (“NOLs”) of approximately $121 million, of which about $646,000 begin to expire in 2035 and the remainder have no expiration. Under current law, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.
In addition, the NOLs are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Code, these federal NOLs and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize NOLs and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause the price of the Common Stock to decline.
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
The success of our business depends in part on effectively engineering and implementing technologies related to subsea and surface vessels, (including ROVs), subsea robotic manipulators, and AI-based, full-stack vehicle control and manipulation software. These technologies are packaged for commercial and defense customers in products that provide innovative solutions to challenges in a large majority of maritime markets including subsea energy, offshore wind, and defense applications. If for any reason we are unable to continue to design, develop and manufacture our products as planned or provide the services and products that our customers expect from us, this could have a material adverse effect on our business, financial condition, and results of operations. If our current or future product and service offerings do not meet expected performance or quality standards, including with respect to customer satisfaction, this could cause operational delays. In addition, any delay in manufacturing new products as planned could increase costs and cause our products and services to be less attractive to potential new customers. Further, certain governmental bodies may have priority with respect to the use of our products and services for national defense reasons, which may impact our cadence of producing and selling products and offering services to other customers. Any production, operational or manufacturing delays or other unplanned changes to our ability to design, develop and manufacture our products or offer our services could have a material adverse effect on our business, financial condition, and results of operations.
If we fail to respond to commercial industry cycles in terms of our cost structure, manufacturing capacity, and/or personnel needs, our business could be seriously harmed.
The timing, length, and severity of the up-and-down cycles in the offshore energy, commercial subsea, ocean surface, and defense industries are difficult to predict. The cyclical nature of the industries in which we operate affects our ability to accurately predict future revenue, and in some cases, future expenses. During down cycles in such industries, the financial results of our customers may be negatively impacted, which could result not only in a decrease in demand for our products and services but also a weakening of our customers’ financial condition that could impair our ability to recognize revenue or to collect on outstanding receivables. When cyclical fluctuations result in lower-than-expected revenue levels, operating results may be adversely affected, and cost reduction measures may be necessary in order for us to remain competitive and financially sound. We must be in a position to adjust our cost and expense structure to reflect prevailing market conditions and to continue to motivate and retain our key employees, and if we fail to do so, then our business could be seriously harmed. In addition, during periods of rapid growth, we must be able to increase engineering and manufacturing capacity and personnel to meet customer demand. We can provide no assurance we will be able to satisfactorily respond in a timely manner to industry cycles. Each of the foregoing factors could adversely impact our operating results and financial condition.
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

Risks Related to Government Contracts
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
The terms of certain of our likely future contracts are highly sensitive and we are limited in our ability to disclose such terms.
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
For the reasons discussed above, the nature of future contracts with the U.S. government will limit our ability to disclose sensitive terms such as contract scope, schedules, and budgets, and, in some cases, the specific end user.
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
We expect to derive a substantial portion of our revenue from contracts with U.S. Department of Defense agencies and may enter into additional contracts with the U.S. or foreign governments in the future. This subjects us to statutes and regulations applicable to companies doing business with the government, including the FAR. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
Some of our federal government contracts may be subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
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
Our certificate of incorporation authorizes us to issue shares of our Common Stock and options, rights, warrants and appreciation rights relating to our Common Stock for the consideration and on the terms and conditions established by our Board in its sole discretion. We may issue securities in the future in connection with investments or acquisitions or otherwise. The amount of shares of Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our Common Stock.
The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our Common Stock, either by diluting the voting power of our Common Stock if the preferred stock votes together with the Common Stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our Common Stock.
The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Common Stock by making an investment in the Common Stock less attractive. For example, investors in the Common Stock may not wish to purchase Common Stock at a price above the conversion price of our convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Common Stock at the lower conversion price, causing economic dilution to the holders of Common Stock.
Because we became a public reporting company by means other than a traditional underwritten initial public offering, our stockholders may face additional risks and uncertainties.
Because we became a public reporting company by means of consummating a de- SPAC business combination rather than by means of a traditional underwritten initial public offering, there was no independent third-party underwriter involved in the going public process of the combined company, and, accordingly, our stockholders did not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in an initial public securities offering. Due diligence reviews typically include an independent investigation of the background of the Company, any advisors of the Company and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions.

In addition, because we did not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or may be less likely to provide, coverage of the Company. Investment banks may also be less likely to agree to underwrite primary or secondary public offerings on behalf of us than they otherwise might have been had we become a public reporting company by means of a traditional underwritten initial public offering, including in the event they are less familiar with the Company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for our Common Stock could have an adverse effect on our ability to develop a liquid market for our Common Stock. See “—Risks Related to Our Securities—If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.”
If certain holders of Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our Common Stock and such holders still may receive significant proceeds.
Our top stockholders hold significant positions in our equity securities and convertible securities that may be converted into Common Stock. If they sell a significant portion of their positions, the market price of our Common Stock may have downward pressure and the resulting lower stock price may negatively affect our financial conditions and results of operations.
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
If we are unable to maintain compliance with Nasdaq’s listing criteria, including their minimum bid price rule and minimum market value and stockholder equity requirement, Nasdaq may delist the Company’s stock.
The Company’s Common Stock is currently listed on the Nasdaq. On August 14, 2024, the Company received a determination letter from Nasdaq notifying the Company that it had not regained compliance with the minimum $35 million market value of listed securities requirement for continued listing on The Nasdaq Capital Market as set forth in Listing Rule 5550(b)(2) (the “MVLS Requirement”) or any of the alternative requirements in Listing Rule 5550(b), and that the additional delinquency may serve as a separate basis for the delisting of the Company’s securities from Nasdaq. The Company timely requested a hearing before the Nasdaq hearings panel. On September 18, 2024, the hearings panel granted the Company an exception until December 31, 2024 to demonstrate compliance with the Nasdaq listing rules. On January 6, 2025, the hearings panel further extended the deadline to demonstrate compliance with the listing rules to February 10, 2025. On February 18, 2025, the Company received a letter from Nasdaq confirming that the Company has demonstrated compliance with the Nasdaq Capital Market’s continued listing requirements as confirmed by the staff on February 10, 2025.
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
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to investors, thereby making Public Warrants worthless. We may redeem outstanding Series A Preferred Stock and the November 2024 Debentures.
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
At any time the Company has the right to redeem in cash all, but not less than all, the shares of Series A Preferred Stock then outstanding at a 25% redemption premium to the greater of (i) the Conversion Amount being redeemed, and (ii) the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed, multiplied by (2) the equity value of the Common Stock underlying the Series A Preferred Stock. The equity value of the Common Stock underlying the Series A Preferred Stock is calculated using the greatest closing sale price of the Common Stock on any trading day during the period commencing on the trading day immediately preceding the date the Company notifies the holders of the Company’s election to redeem and ending on the trading day immediately prior to the date the Company makes the entire payment required.
The November 2024 Debentures may be redeemed at the option of the Company, subject to the provisions set out in the SPA.
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

Currently outstanding Public Warrants, Private Warrants, SPA Warrants and New SPA Warrants are exercisable for shares of Common Stock. Additionally, the Debentures and our Series A Preferred Stock are currently convertible into shares of Common Stock. Any future exercise of such warrants or conversion of the Debentures and the Series A Preferred Stock would increase the number of shares of Common Stock eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding Public Warrants and Private Warrants to purchase an aggregate 438,889 shares of Common Stock (269,449 Public Warrant Shares and 169,440 Private Warrant Shares) are currently exercisable. For every 36 Public Warrants and Private Warrants the holder thereof is entitled to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The November 2024 Debentures are convertible, at the election of the holder thereof, for an aggregate 2,097,561 shares of Common Stock, assuming a conversion price of $1.23. In addition, the debt under the term loans closed in September 2023 and January 2024 are convertible into 74,297 shares at a conversion price of $216 and 694,075 shares at a conversion price of $16.50 respectively. The Series A Preferred Stock is convertible, at the election of the holders, into 34,179,512 shares of Common Stock, assuming a conversion price of $1.23.
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
Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
We maintain an incident response program. In the event of a cybersecurity incident, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements. We maintain a Cybersecurity Policy, which includes an Incident Response Plan in the event of a significant cybersecurity incident. In the event of a significant cybersecurity incident, our IT Systems Administrator will chair an incident response team to handle the incident. Such incident response team will include members of IT, finance (if applicable), legal, communications, human resources and any affected unit or department. IT, along with a designated forensic team, will use the Incident Response Plan to guide the response.
Governance
Management Oversight

The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our IT Systems Administrator. Our IT Systems Administrator has 15 years in total network and system administration experiences, 8 of which are experience addressing cybersecurity risks. Our IT Systems Administrator is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our Vice President of Corporate Development & Administration oversees the IT Systems Administrator and briefs our board of directors on cybersecurity matters, including the nature and design of our cybersecurity program, and threats, events, and program enhancements.
Board Oversight
In its oversight role, our board of directors considers risks, including with respect to privacy, information technology and cybersecurity and threats to technology infrastructure.
On a regular basis, our Vice President of Corporate Development & Administration will report to our board of directors on cybersecurity matters, including key risks, the potential impact of those exposures on our business, financial condition, results of operations, cash flows, reputation and prospects, and the programs and steps implemented by our management team to monitor and mitigate risks.
Cybersecurity Risks
Our cybersecurity risk management processes are integrated into our overall approach to risk management. Given our nature and size, we do not have a dedicated enterprise risk function, but our management team regularly considers and evaluates the cybersecurity risks. As part of that risk management process, our management team identifies, assesses and evaluates risks impacting our operations, including those risks related to cybersecurity, and raise them for internal discussion, and where it is determined to be appropriate, issues are also raised to our board of directors for consideration.
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
Item 2. Properties
We operate in a corporate and manufacturing facility in Webster, Texas, USA. We currently occupy a facility that has approximately 30,000 square feet of office, development, and manufacturing space pursuant to a lease that we expect will expire in April 2027. We believe our current office space and service facilities are adequate and suitable for our current operations. Should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that it believes is material to ongoing operations as of the date of this annual report.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is quoted on The Nasdaq Capital Market under the symbol “KITT.” Our redeemable warrants are quoted on The Nasdaq Capital Market under the symbol “KITTW.”
Shareholders
As of the date of this Annual Report, there are approximately 38 shareholders of record of our Common Stock based upon our transfer agent’s report. Because many of our shares of Common Stock are held by brokers and other nominees on behalf of shareholders, including in trust, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
We have not declared or paid any cash dividends on our Common Stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.
Warrants
At December 31, 2024, there were 545,519 warrants outstanding, including the SPA Warrants, for the purchase of Company Common Stock. Refer to Note 12 to the consolidated financial statements included in this annual report for additional information relating to outstanding warrants.
Equity Compensation Plans
On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our Board ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. At December 31, 2024, 258,424 equity units were available for future grants under the Omnibus Incentive Plan.
At December 31, 2024, there were 19,439 options outstanding for the purchase of Company Common Stock. Outstanding options vest assuming continuous service to the Company with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of the grant. During the vesting period, holders have no rights of a stockholder with respect to the shares of Common Stock subject to an option and the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested options are forfeited upon termination of employment. Refer to Note 13 - Stock-Based Compensation to the consolidated financial statements included in this annual report for additional information relating to outstanding options.
At December 31, 2024, there were 317,064 restricted stock units outstanding for the right to receive one share of Company Common Stock. Refer to Note 13 - Stock-Based Compensation to the consolidated financial statements included in this annual report for additional information relating to restricted stock units.
Recent Sales of Unregistered Securities
During the year ended December 31, 2024, we did not have any sales of equity securities that were not registered under the Securities Act of 1933, as amended, that have not been reported on Form 8-K or Form 10-Q.
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
Overview
Nauticus Robotics, Inc. (the "Company", "our", "us" or "we") is a technology-driven company specializing in the development of advanced fully electric autonomous robotic solutions for subsea applications. Our portfolio includes fully autonomous underwater vehicles (AUVs), robotic manipulators, an open robotic operating system, and related consulting and prototype services with a strong alignment to offshore energy and national security interests. Our technology solutions enable autonomous operations for both the commercial and defense sectors.
Our addressable markets include upstream, midstream, and downstream oil and gas, defense, offshore renewables, seafloor telecommunications, aquaculture, port security, oceanographic research, and subsea mining. Currently, our primary focus is on oil and gas operations and defense applications.
Basis of Presentation – The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in preparation of these consolidated financial statements.
Liquidity — Total cash and cash equivalents on hand as of December 31, 2024 was $1,186,047. The Company has incurred recurring losses each year since its inception and currently does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company continues to develop its principal products and conduct research and development activities. The Company currently funds its operations with cash on hand, availability under the November 2024 Debentures (see Note 7 - Notes Payable) and the offer and sale of additional shares of Common Stock under the At The Market Offering Agreement (see Note 18 - Subsequent Events). The Company may require additional liquidity to continue its operations over the next twelve months, which a current investor has committed to support. The Company believes that with this investor support there will be sufficient resources to continue as a going concern for at least one year from the date that the consolidated financial statements contained in this Form 10-K are issued.
See the sections entitled “Risks Related to Our Business and Industry — A significant amount of our revenues in 2024 and 2023 was derived from a limited number of customers. A substantial portion of our current revenue may be generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks,” “Risks Related to Our Business and Industry — Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends,” “Risks Related to Our Business and Industry — With our service offering still being commercialized at a large scale, we have limited current customers, and there is no assurance that expected customer demand will result in binding orders or subscriptions,” “Risks Related to Our Business and Industry — If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models for the foreseeable future,” “Risks Related to Our Business and Industry — We may be unable to adequately control the costs associated with our operations.”

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table sets forth summarized consolidated financial information:

	For The Year Ended December 31,		Change $	Change %
	2024	2023
Revenue:
Service	$1,807,472	$6,605,852	$(4,798,380)	-73%
Service - related party	-	500	(500)	-100%
Total revenue	1,807,472	6,606,352	(4,798,880)	-73%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	9,732,205	11,928,931	(2,196,726)	-18%
Depreciation	1,736,828	729,412	1,007,416	138%
Research and development	82,850	1,399,560	(1,316,710)	-94%
General and administrative	13,370,486	18,271,832	(4,901,346)	-27%
Severance	-	1,476,636	(1,476,636)	-100%
Impairment of property and equipment	-	25,354,791	(25,354,791)	-100%
Loss on contract	-	2,542,913	(2,542,913)	-100%
Total costs and expenses	24,922,369	61,704,075	(36,781,706)	-60%

Operating loss	(23,114,897)	(55,097,723)	31,982,826	-58%

Other (income) expense:
Other (income) expense, net	110,361	627,580	(517,219)	-82%
Loss on lease termination	18,721	453,162	(434,441)	-96%
Foreign currency transaction loss	61,597	44,020	17,577	40%
Loss on extinguishment of debt	127,605,940	-	127,605,940	100%
Loss on exchange of warrants	-	590,266	(590,266)	-100%
Change in fair value of warrant liabilities	(13,559,010)	(14,902,427)	1,343,417	-9%
Change in fair value of New Convertible Debentures	(7,989,948)	-	(7,989,948)	100%
Change in fair value of November 2024 Debentures	435,864	-	435,864	100%
Interest expense, net	5,108,227	8,776,277	(3,668,050)	-42%
Total other (income) expense, net	111,791,752	(4,411,122)	116,202,874	-2634%

Net loss	$(134,906,649)	$(50,686,601)	$(84,220,048)	166%

Revenue. For the year ended December 31, 2024, net revenue decreased by $4,798,880, or 73%, as compared to 2023. The decrease in revenue is primarily attributable to the reduction in government contracts in 2024.
Cost of revenue. For the year ended December 31, 2024, cost of revenue decreased by $2,196,726, or 18% as compared to 2023. The decrease is primarily attributable to the decline in activity partially offset by costs relating to the commercialization of the Aquanaut vehicle.

Depreciation. For the year ended December 31, 2024, depreciation increased by $1,007,416, or 138%, as compared to 2023 primarily due to the increase in property and equipment.
Research and development. For the year ended December 31, 2024, total research and development expenses decreased by $1,316,710, or 94%, as compared to 2023. The decrease was due primarily to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.
General and administrative. For the year ended December 31, 2024, total general and administrative expenses decreased by $4,901,346 or 27%, as compared to 2023. The decrease was driven by headcount reductions and a concerted effort to reduce costs.
Severance. Severance costs for the year ended December 31, 2023 related primarily to the change in management team. There were no severance costs reported for the year ended December 31, 2024.
Impairment of property and equipment. There were no impairments for the year ended December 31, 2024. Impairment of property and equipment for the year ended December 31, 2023 included partial impairments of the Aquanaut vehicles, Olympic Arms and Hydronaut vessels.
Loss on contract. For the year ended December 31, 2023, contract liability costs of $2,542,913 were accrued associated with the expected loss on a current contract. There were no contract liability costs reported for the year ended December 31, 2024.
Other expense, net. For the year ended December 31, 2024, other expense, net decreased by $517,219 as compared to 2023. The year ended December 31, 2023 included an accrual for a state sales tax assessment of $600,000.
Loss on lease termination. For the year ended December 31, 2024, a loss on lease termination of $18,721 was reported primarily driven by the early termination of leased office space in Norway. For the year ended December 31, 2023, the loss on lease termination of $453,162 relates to the exit of office space for which an exit fee arrangement was agreed with the lessor.
Loss on extinguishments of debt. For the year ended December 31, 2024, loss on the extinguishments of debt of $127,605,940 was reported driven by the Amendment and Exchange Agreement. See Note 7 "Notes Payable".
Change in fair value of warrant liabilities. For the years ended December 31, 2024 and 2023, the Company reported a gain in change of fair value of warrant liabilities of $13,559,010 and $14,902,427 respectively.
Change in fair value of New Convertible Debentures. For the year ended December 31, 2024, a gain on the fair value of the new convertible debentures of $7,989,948 was reported.
Change in fair value of November 2024 Debentures. For the year ended December 31, 2024, a loss on the fair value of the November 2024 debentures of $435,864 was reported.
Interest expense, net. For the year ended December 31, 2024, interest expense, net decreased by $(3,668,050) as compared to 2023. Interest expense, net decreased due to no interest on the New Convertible Debentures or the November 2024 Debentures because this interest was included in the fair value of these instruments. This was offset by interest on the convertible senior secured term loans which were received in the second half of 2023 and first half of 2024 and debt discount relating to the New Convertible Debentures being fully amortized due to the conversions to Common Stock and Series A Preferred Stock. Interest expense, net included $4 million associated with liquidated damages and interest arising out of the RRA.
Liquidity and Capital Resources
The Company has incurred recurring losses each year since its inception and currently does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company continues to develop its principal products and conduct research and development activities. The Company currently funds its operations with cash on hand, availability under the November 2024 Debentures (see Item 8, "Financial Statements - Note 7 - Notes Payable") and the offer and sale of additional shares of Common Stock under the At The Market Offering Agreement (see Item 8, "Financial Statements - Note 18 - Subsequent Events"). The Company may require additional liquidity to continue its operations over the next twelve months, which a current investor has committed to support. The Company believes that with this investor support there will be sufficient resources to continue as a going concern for at least one year from the date that the consolidated financial statements contained in this Form 10-K are issued.
As of December 31, 2024, we had $1,186,047 of cash and cash equivalents. The cash equivalents consist of money market funds.
Significant sources and uses of cash during the year ended December 31, 2024.
Sources of cash:
•The Company received net proceeds of $24,496,163 from debt and equity financings comprising of additional convertible secured term loans, convertible debentures and an At The Market Offering (see Item 8, "Financial Statements - Note 7 - Notes Payable" and "Note 11 - Equity").
Uses of cash:
•Cash used in operating activities was $24,201,567, of which $2,559,532 was used to increase working capital.
•Cash used in investing activities related to capital expenditures of $501,600 partially offset by proceeds from the sale of Assets Held For Sale of $676,177.
Future sources and uses of cash. Our capital requirements will depend on many factors, investments in technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. To date, our principal sources of liquidity have been proceeds received from the issuance of debt and equity funding and cash flow from our operations.
Indebtedness. The Company’s indebtedness at December 31, 2024 is presented in Item 8, “Financial Statements - Note 7 - Notes Payable” and our lease obligations are presented in Item 8, “Financial Statements - Note 8 - Leases.”
There are no other new accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2024, we had no material off-balance sheet arrangements.
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
We have determined that the Private Warrants and Public Warrants should be accounted for as liabilities. The Private Warrants and Public Warrants were initially recorded at their estimated fair value on issuance and are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement). The Public Warrants are valued using their publicly traded price at each measurement date (a Level 1 measurement).
We have determined that the SPA Warrants (defined below) should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value on issuance and are then re-valued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. On issuance, the SPA Warrants’ fair value upon issuance was estimated using a Monte Carlo valuation model (a Level 3 measurement).
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings’ Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 208,333 Earnout Shares which are held in escrow. The Earnout Shares will be released upon occurrence of a Triggering Event within five years from September 9, 2022. The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon issuance and will not be subsequently remeasured.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Nauticus Robotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nauticus Robotics, Inc. and subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP

We have served as the Company's auditor since 2021.

Houston, Texas
April 15, 2025

NAUTICUS ROBOTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$1,186,047	$753,398
Restricted certificate of deposit	52,151	201,822
Accounts receivable, net	238,531	212,428
Inventories	880,594	2,198,797
Prepaid expenses	1,389,434	1,889,218
Other current assets	573,275	1,025,214
Assets held for sale	750	2,940,254
Total Current Assets	4,320,782	9,221,131

Property and equipment, net	17,115,246	15,904,845
Operating lease right-of-use assets, net	1,094,743	834,972
Other assets	154,316	187,527
Total Assets	$22,685,087	$26,148,475

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$5,916,693	$7,035,450
Accrued liabilities	5,602,721	7,339,099
Contract liability	346,279	2,767,913
Operating lease liabilities - current	435,307	244,774
Total Current Liabilities	12,301,000	17,387,236
Warrant liabilities	181,913	18,376,180
Operating lease liabilities - long-term	768,939	574,260
Notes payable - long-term, fair value option (related party)	2,583,832	-
Notes payable - long-term, net of discount (related party)	13,820,366	23,833,848
Notes payable - long-term, net of discount	12,531,332	7,763,801
Other liabilities	895,118	-
Total Liabilities	$43,082,500	$67,935,325

Stockholders’ Deficit:
Series A Convertible Preferred Stock $0.0001 par value; 40,000 shares authorized, 35,434 shares issued and 35,034 outstanding.	$4	$-
Common Stock, $0.0001 par value; 625,000,000 shares authorized, 9,761,895 and 1,389,884 shares issued, respectively, and 9,761,895 and 1,389,884 shares outstanding, respectively (As adjusted, see Note 11).	976	139
Additional paid-in capital	233,342,188	77,004,714
Accumulated other comprehensive loss	(42,229)	-
Accumulated deficit	(253,698,352)	(118,791,703)
Total Stockholders’ Deficit	(20,397,413)	(41,786,850)
Total Liabilities and Stockholders’ Deficit	$22,685,087	$26,148,475
See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2024	2023
Revenue:
Service	$1,807,472	$6,605,852
Service - related party	-	500
Total revenue	1,807,472	6,606,352

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	9,732,205	11,928,931
Depreciation	1,736,828	729,412
Research and development	82,850	1,399,560
General and administrative	13,370,486	18,271,832
Severance	-	1,476,636
Impairment of property and equipment	-	25,354,791
Loss on contract	-	2,542,913
Total costs and expenses	$24,922,369	$61,704,075

Operating loss	(23,114,897)	(55,097,723)

Other (income) expense:
Other expense, net	110,361	627,580
Loss on lease termination	18,721	453,162
Foreign currency transaction loss	61,597	44,020
Loss on extinguishment of debt	127,605,940	-
Loss on exchange of warrants	-	590,266
Change in fair value of warrant liabilities	(13,559,010)	(14,902,427)
Change in fair value of New Convertible Debentures	(7,989,948)	-
Change in fair value of November 2024 Debentures	435,864	-
Interest expense, net	5,108,227	8,776,277
Total other (income) expense, net	111,791,752	(4,411,122)

Net loss	$(134,906,649)	$(50,686,601)

Basic and diluted loss per share (As adjusted, see Note 16)	$(36.73)	$(44.57)

Basic and diluted weighted average shares outstanding (As adjusted, see Note 16)	3,673,197	1,137,318
See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended December 31,
	2024	2023
Net loss	$(134,906,649)	$(50,686,601)
Other comprehensive loss:
Foreign currency translation adjustment	(42,229)	-
Comprehensive loss	$(134,948,878)	$(50,686,601)

NAUTICUS ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	-	$-	1,312,521	$131	$68,132,790	$-	$(68,105,102)	$27,819
Stock-based compensation	-	-	-	-	4,427,073	-	-	4,427,073
Settlement of liquidated damages	-	-	52,502	6	3,685,623	-	-	3,685,629
Exercise of stock options	-	-	6,329	1	421,174	-	-	421,175
Vesting of RSUs	-	-	13,929	1	(1)	-	-	-
Exercise of warrants	-	-	4,603	-	338,055	-	-	338,055
Net loss	-	-	-	-	-	-	(50,686,601)	(50,686,601)
Balance at December 31, 2023	-	$-	1,389,884	$139	$77,004,714	$-	$(118,791,703)	$(41,786,850)
Foreign currency translation adjustment	-	-	-	-	-	(42,229)	-	(42,229)
Stock-based compensation	-	-	-	-	2,303,054	-	-	2,303,054
Reverse stock split round up	-	-	133,975	13	(13)	-	-	-
Vesting of RSUs	-	-	108,662	11	(11)	-	-	-
Restricted stock forfeited for taxes	-	-	(3,688)	-	-	-	-	-
Exercise of warrants	-	-	653,818	65	4,635,192	-	-	4,635,257
Conversion of convertible secured debentures to Common Stock	-	-	5,517,889	552	29,741,307	-	-	29,741,859
Exchange of convertible secured debentures to Series A Preferred Stock	35,434	4	-	-	110,300,187	-	-	110,300,191
Conversion of Series A Preferred Stock to Common Stock	(400)	-	554,931	55	(55)	-	-	-
At the Market (ATM) share offering	-	-	1,406,424	141	9,357,813	-	-	9,357,954
Net loss	-	-	-	-	-	-	(134,906,649)	(134,906,649)
Balance at December 31, 2024	35,034	$4	9,761,895	$976	$233,342,188	$(42,229)	$(253,698,352)	$(20,397,413)

See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(134,906,649)	$(50,686,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,736,828	729,412
Accretion of debt discount	411,705	4,033,330
Loss on extinguishment of debt	127,605,940	-
Amortization of debt issuance cost	664,690	52,092
Capitalized paid-in-kind (PIK) interest	900,383	-
Accretion of RCB Equities #1, LLC exit fee	97,694	27,608
Stock-based compensation	2,303,054	4,427,073
Loss on exchange of warrants	-	590,266
Change in fair value of warrant liabilities	(13,559,010)	(14,902,427)
Change in fair value of New Convertible Debentures	(7,989,948)	-
Change in fair value of November 2024 Debentures	435,864	-
Non-cash lease expense	504,097	346,714
Interest expense assumed into Convertible Senior Secured Term Loan	-	378,118
Impairment of property and equipment	-	25,354,791
Settlement of liquidated damages with Common Stock	-	3,685,629
Loss on disposal of assets	19,202	82,604
Loss on lease termination	18,721	453,162
Gain on short-term investments	-	(40,737)
Other notes payable adjustments	115,394	-
Changes in operating assets and liabilities:
Accounts receivable	(26,103)	1,410,006
Inventories	(58,683)	(11,581,138)
Contract assets	-	573,895
Prepaid expenses and other assets	1,145,670	2,707,815
Accounts payable and accrued liabilities	(1,696,525)	8,241,528
Contract liabilities	(2,421,634)	2,767,913
Operating lease liabilities	(397,375)	(338,979)
Other liabilities	895,118	-
Net cash used in operating activities	(24,201,567)	(21,687,926)

Cash flows from (used in) investing activities:
Capital expenditures	(501,600)	(11,633,153)
Proceeds from sale of assets held for sale	676,177	-
Proceeds from sale of property and equipment	5,705	38,704
Proceeds from sale of short-term investments	-	5,000,000
Net cash from (used in) investing activities	180,282	(6,594,449)

Cash flows from financing activities:

Proceeds from notes payable	14,305,000	11,096,884
Payment of debt issuance costs on notes payable	(1,316,791)	(607,500)
Proceeds from November 2024 Debentures	2,150,000	-
Proceeds from At the Market (ATM) offering	9,857,857	-
Payment of ATM commissions and fees	(499,903)	-
Proceeds from exercise of warrants	-	338,055
Proceeds from exercise of stock options	-	421,175
Net cash from financing activities	24,496,163	11,248,614

Effect of changes in exchange rates on cash and cash equivalents	(42,229)	-

Net change in cash and cash equivalents	432,649	(17,033,761)

Cash and cash equivalents, beginning of year	753,398	17,787,159
Cash and cash equivalents, end of year	$1,186,047	$753,398

Supplemental disclosure of cash flow information:
Cash paid for interest	$158,559	$1,006,993
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Conversion of convertible debt and accrued interest expense to Common Stock	$29,741,859	$-
Exchange of convertible debt and accrued interest expense to preferred stock	$61,429,200	$-
Series A preferred stock issued in exchange for convertible debt	$110,300,191	$-
Exercise of warrants	$4,635,257	$-
Liabilities relieved through sale of assets held for sale	$1,158,609	$-
Transfer from assets held for sale to property and equipment	$1,093,653	$-
Operating leases at inception	$1,185,119	$2,016,931
Transfer from inventories to property and equipment	$1,376,885	$15,904,411
Transfer from property and equipment to assets held for sale	$-	$2,940,254
Capital expenditures included in accounts payable	$-	$849,951
Receivable portion of convertible senior secured note payable	$-	$695,000

See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Nauticus Robotics, Inc. (the "Company", "our", "us" or "we") is a technology-driven Company specializing in the development of advanced fully electric autonomous robotic solutions for subsea applications. Our portfolio includes fully autonomous underwater vehicles (AUVs), robotic manipulators, an open robotic operating system, and related consulting and prototype services with a strong alignment to offshore energy and national security interests. Our technology solutions enable autonomous operations for both the commercial and defense sectors.
The Company’s addressable markets include upstream, midstream, and downstream oil and gas, defense, offshore renewables, seafloor telecommunications, aquaculture, port security, oceanographic research, and subsea mining. Currently, our primary focus is on oil and gas operations and defense applications.
Liquidity — The Company has incurred recurring losses each year since its inception and currently does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company continues to develop its principal products and conduct research and development activities. The Company currently funds its operations with cash on hand, availability under the November 2024 Debentures (see Note 7 - Notes Payable) and the offer and sale of additional shares of Common Stock under the At The Market Offering Agreement (see Note 18 - Subsequent Events). The Company may require additional liquidity to continue its operations over the next twelve months, which a current investor has committed to support. The Company believes that with this investor support there will be sufficient resources to continue as a going concern for at least one year from the date that the consolidated financial statements contained in this Form 10-K are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation - The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in preparation of these consolidated financial statements.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) estimates of future costs to complete customer contracts recognized over time, (ii) valuation allowances for deferred income tax assets, (iii) valuation of stock-based compensation awards, (iv) the valuation of conversion options, warrants and earnouts, (v) fair value of the New Convertible Debentures, (vi) fair value of November 2024 Debentures, and (vii) fair value of Preferred Stock. Actual results could differ from those estimates.
Cash and Cash Equivalents - The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts. There were no cash equivalents at December 31, 2024 and 2023, respectively.
Restricted Certificate of Deposit - The Company has a restricted certificate of deposit, held by a bank on our behalf, of $52,151 and $201,822, as of December 31, 2024 and 2023, respectively. The balance at December 31, 2024 relates to a guarantee against corporate credit cards. The balance at December 31, 2023 consisted of $150,000, relating to a restricted certificate of deposit which was required to collateralize a letter of credit, with the remainder held as a guarantee against corporate credit cards.
Accounts Receivable, Unbilled Revenues, and Allowance for Credit Losses - With the adoption of ASU 2016-13, accounts receivable and contract assets are recorded at the invoiced amount and do not typically bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable and contract assets are evaluated

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible.
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
The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income in the year of recovery, in accordance with the entity’s accounting policy election. The total amount of write-offs and expected credit losses were $39 and $2,040 for the years ending December 31, 2024 and 2023, respectively. The allowance for current expected credit losses for the years ending December 31, 2024 and 2023 was $0.
Assets Held For Sale - Long-lived assets identified as assets held for sale are categorized on the balance sheet as current assets and are measured at the lower of carrying value or fair value less any costs to sell. Any liabilities associated with the assets being sold are categorized on the balance sheet as current liabilities. Assets held for sale are no longer depreciated or amortized.
Property and Equipment - Property and equipment is recorded at cost and depreciated using the straight-line method. Expenditures which extend the useful lives of existing property and equipment are capitalized. Those costs which do not extend the useful lives are expensed as incurred. Upon disposition, the cost and accumulated depreciation are removed and any gain or loss on the disposal is reflected in the consolidated statements of operations.
Impairment of Long-Lived Assets - The Company reviews long-lived assets for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In this assessment, future pre-tax cash flows (undiscounted) resulting from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between its carrying value and estimated fair value. For the year ended December 31, 2024, no property and equipment was impaired. For the year ended December 31, 2023, $25,354,791 of property and equipment was impaired.
Segment Reporting - In November of 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Operating segments refer to components of a company that engage in activities for which separate financial information is available and reviewed regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and assessing performance. The CODM reviews the Balance Sheet and Statement of Operations quarterly and reviews as a single reportable segment. The CODM is the Company's Chief Executive Officer. The Company manages its operations as a single segment because each revenue stream possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance. The adoption of ASU 2023-07 has not had a material impact on our financial statements.
Revenue - Our primary sources of revenue are from providing technology engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales in 2024 and 2023, respectively.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Inventories – Inventories consist of raw materials, work in progress and finished goods, as applicable, and are stated at the lower of cost or net realizable value. Work in progress and finished goods inventories include raw materials, direct labor and production overhead. The Company periodically reviews inventories on hand and current market conditions to determine if the cost of raw materials, work in progress and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The associated impairment is charged as a standalone expense on the statements of operations. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. The associated write-downs or write-offs of inventory are charged to cost of sales.
Inventories consisted of the following:

	December 31, 2024	December 31, 2023
Raw material and supplies	$880,594	$898,335
Work in progress	-	1,300,462
Total inventories	$880,594	$2,198,797
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of December 31, 2024 or 2023.
Foreign Currency Gains and Losses – Foreign currency transaction gains and losses are included on determining net loss. The Company purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded $61,597 and $44,020 of foreign currency transaction losses for the years ended December 31, 2024 and 2023, respectively that are included in other income, net.
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
We have determined that the private warrants sold in a private placement to CLAQ’s co-sponsors in connection with CLAQ’s initial public offering (the “Private Warrants”) and warrants sold to the public in CLAQ’s initial public offering (the “Public Warrants”) should be accounted for as liabilities. The Private Warrants and Public Warrants were initially recorded at their estimated fair value on the issuance. They are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement). The Public Warrants are valued using their publicly-traded price at each measurement date (a Level 1 measurement).
We have determined that the SPA Warrants should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value on the issuance and are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in our balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. On issuance, the fair value of the Original SPA Warrants upon issuance was estimated using a Monte Carlo valuation model (a Level 3 measurement).
Fair Value Election for New Convertible Debentures and November 2024 Debentures - The Company has elected to measure its new 5% Original Issue Discount Senior Secured Convertible Debentures (the "New Convertible Debentures") and the 2% Original Issue Discount Senior Secured Convertible Debentures (the "November 2024 Debentures") at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option. This election was made to provide greater transparency and to more accurately reflect the economic value of the New Convertible Debentures and November 2024 Debentures in the Company's consolidated financial statements.
Under the fair value option, the New Convertible Debentures and the November 2024 Debentures are recorded at their estimated fair value at each reporting date, with changes in fair value recognized in earnings within "Other (income) expense" in the Consolidated Statements of Operations. The fair value of the New Convertible Debentures and November 2024 Debentures are determined using a Monte Carlo simulation model that uses inputs such as the Company’s stock price (KITT), stock price volatility, risk-free interest rate and conversion terms.

As of December 31, 2024, the fair value of the New Convertible Debentures was $0 compared to an initial fair value of $99,195,791 as of January 30, 2024, as a result of the New Convertible Debentures being exchanged to Series A Preferred stock on December 27, 2024 and December 31, 2024. A loss on extinguishment of debt of $48,870,991 related to this transaction was reported in the consolidated statements of operations for the year ended December 31, 2024.
November 2024 Debentures
The November 2024 Debentures were estimated to have a fair value of $2,583,832 as of December 31, 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value option eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. Instead, all economic impacts of the New Convertible Debentures and November 2024 Debentures—including interest, conversion features, and market fluctuations—are captured in the fair value measurement.

The Company believes that the fair value measurement provides a more relevant representation of the liability’s impact on financial position and performance, as it reflects the new convertible debentures’ current economic value and reduces potential measurement inconsistencies.
Earnout Shares – Earnout Shares, issuable to former holders of Nauticus Robotics Holdings, Inc.’s Common Stock, are held in escrow. The Earnout Shares will be released upon the occurrence of a Triggering Event within 5 years of September 9, 2022. The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon issuance and will not be subsequently remeasured. A Monte Carlo valuation model (a Level 3 measurement) determined their estimated fair value upon issuance.
Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to costs of revenue when the related completed project is delivered to the buyer. The Company did not capitalize interest during the year ended December 31, 2024. During the year ended December 31, 2023, the Company capitalized interest totaling $1,515,446 of which $354,162 and $1,161,284 related to inventory and property and equipment, respectively.
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
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the year ended December 31, 2024, sales to three customers accounted for 82% of total revenue. Sales to Customer A accounted for 39% of total revenue; sales to Customer B accounted for 27% of total revenue; and sales to Customer C accounted for 16% of total revenue. Total accounts receivable for the year ended December 31, 2024 was made up by three customers. During the year ended December 31, 2023, sales to two customers accounted for almost 100% of total revenue. Sales to Customer D accounted for 61% of total revenue; and sales to Customer C accounted for 39% of total revenue. The total balance due from these customers as of December 31, 2023 comprised 68% of accounts receivable with the remaining due from one other customer. No other customer represented more than 10% of our revenue. Loss of these customers could have a material adverse impact on the Company.
Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. There was no material impact to the consolidated financial statements for these changes.
Accounting Standards Issued but not adopted as of December 31, 2024 – In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, an update that improves income statement expense disclosure requirements. Under ASU 2024-03 issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026 and

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
should be applied prospectively. The adoption of ASU 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our financial statements.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our consolidated financial statements.
3. Revenue
The following table presents the components of our revenue:

	Year Ended December 31,
	2024	2023
Cost plus fixed fee	$311,041	$3,947,736
Firm fixed-price	1,446,376	2,658,616
Firm fixed-price-vehicle lease	50,055	-
Total	$1,807,472	$6,606,352
Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.
Contract Balances – Accounts receivable, net as of December 31, 2024 totaled $238,531 due from customers for contract billings and is expected to be collected within the next three to six months. At December 31, 2023 and 2022, accounts receivable, net totaled $212,428 and $1,622,434, respectively. Allowances for doubtful accounts included in accounts receivable totaled $0 for the years ended December 31, 2024 and December 31, 2023, respectively. Bad debt expense was $39 and $2,040, respectively, for the years ended December 31, 2024 and 2023.
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. There were no contract assets as of December 31, 2024 or December 31, 2023. Contract assets at December 31, 2022 were $573,895.
Contract liabilities include billings in excess of revenue recognized and accrual of certain contract obligations. The Company had contract liabilities at December 31, 2024, 2023 and 2022 of $346,279, $2,767,913 and $0, respectively. Contract liabilities at December 31, 2024 relate to billings in excess of revenue recognized. Contract liabilities at December 31, 2023 included costs accrued for an ongoing contract expected to be loss making with the loss of $2,542,913 reported on the consolidated statements of operations for the year. Revenue of $705,000 was reported during the year ended December 31, 2024 relating to this liability, $455,000 of which was related to contract modifications made in 2024. The decrease in contract liabilities at December 31, 2024 is primarily attributable to costs incurred on the loss making contract in the first half of 2024 being offset against the accrual.
Unfulfilled Performance Obligations – As of December 31, 2024, there were no unfulfilled performance obligations.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024	December 31, 2023
Prepaid material purchases	$394,950	$440,091
Prepaid insurance	817,717	1,282,703
Other prepayments	176,767	166,424
Total prepaid expenses	$1,389,434	$1,889,218

Term loan receivable	$-	$695,000
Other current assets	573,275	330,214
Total other current assets	$573,275	$1,025,214
5. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	December 31, 2024	December 31, 2023
Leasehold improvements	5	$833,920	$796,136
Property & equipment	3-5 years	7,528,597	5,906,859
Technology hardware equipment	3-5 years	1,966,841	1,907,770
Total		10,329,358	8,610,765
Less accumulated depreciation		(3,958,780)	(2,035,034)
Construction in progress		10,744,668	9,329,114
Total property and equipment, net		$17,115,246	$15,904,845
During the year ended December 31, 2024 the Company performed a discounted cash flow test to compare the carrying value of its assets with estimated future revenues and concluded that none of its assets were impaired. For the year ended December 31, 2023, impairments of $25,354,791 were reported on the consolidated statements of operations relating to property and equipment, primarily arising from impairment of the Aquanaut Mark 2 vehicles, Hydronaut vessels, Drix, Olympic arms and some leasehold improvements.
During the year ended December 31, 2023, the Company conducted a thorough review of its assets and identified items that no longer aligned with its strategic objectives. The Company reclassified $2,940,254 worth of property and equipment, including Hydronaut vessels, the Drix unmanned surface vessel, and other miscellaneous equipment, as Assets Held For Sale ("AHFS"). At December 31, 2024, property and equipment totaling $750 remains as AHFS with the decrease driven primarily by the sale of Hydronaut vessels 1, 2 and 3. Hydronaut vessels 2 and 3 were sold in January 2024, for $1,533,610, which included cash of $375,000, combined with the offset of open payable invoices. Hydronaut Vessel 1 was sold in November 2024 for $240,337. The Drix unmanned surface vessel was transferred back to property and equipment as it became revenue generating in the third quarter of 2024.
The increase in Construction in progress for the year ended December 31, 2024 was mainly driven by a transfer of $1,376,885 from Work in progress.
The Company reported a net loss on disposal of property and equipment of $19,202 and $82,604 for the years ended December 31, 2024 and 2023, respectively, which is reported on the consolidated statements of operations in other (income) expense.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024	December 31, 2023
Accrued compensation	$956,399	$618,630
Accrued severance	1,031,731	1,375,000
Accrued professional fees	2,350	1,355,721
Accrued insurance	440,562	876,150
Accrued sales and property taxes	428,801	885,292
Accrued royalties	400,000	250,000
Accrued AHFS liability	-	1,158,609
Accrued lease termination costs	-	657,000
Accrued interest	2,302,878	-
Other accrued expenses	40,000	162,697
Total accrued expenses	$5,602,721	$7,339,099
The Hydronaut vessels 2 and 3 are reported as Assets Held For Sale at December 31, 2023 at an amount based on an offer for sale. The offer for sale contains both cash and non-cash considerations. The Assets Held For Sale liability of $1,158,609 included the non-cash consideration, which are purchase invoices submitted by the purchaser that will be foregone upon closing of the sale. The Hydronaut vessels 2 and 3 were sold on January 22, 2024 and the asset held for sale current asset was offset with the asset held for sale liability and cash received.
In December 2023, the Company started negotiations to exit a lease for office space. The negotiations completed in March 2024 with the Company agreeing a settlement figure with the lessor of $657,000 to be paid over 8 months commencing April 2024. The accrual was recorded under accrued liabilities on the consolidated balance sheet as of December 31, 2023. See Note 8 - "Leases" for further discussion.
In April 2023, the Company received correspondence from the State of Texas assessing a sale and use tax liability of $575,602 for the four year period between January 1, 2017 and December 31, 2020. The sales and use tax audit has been completed and we received confirmation on November 12, 2024 that the liability for sales and use tax for this period is $181,098. This is recorded under accrued liabilities of the consolidated balance sheet as of December 31, 2024.
7. Notes Payable
Notes payable consisted of the following:

	December 31, 2024	December 31, 2023
Convertible secured debentures	$-	$36,530,320
New Convertible Debentures (fair value)	-	-
November 2024 Debentures (fair value)	2,583,832	-
Convertible senior secured term loan	27,500,383	12,295,000
Total	30,084,215	48,825,320
Less: debt discount, net	(66,478)	(16,593,357)
Less: capitalized debt issuance costs	(1,207,509)	(661,922)
Senior bridge note exit fee provision	125,302	27,608
Total notes payable – long-term	$28,935,530	$31,597,649

November 2024 Debentures (principal amount)	$2,150,000	$-
Convertible Secured Debentures

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Debentures were convertible at each holder’s option at 120% of the principal amount at a conversion price of $15.00 or 2,922,425 shares of Common Stock, on a pre Reverse Stock Split basis, subject to certain adjustments including full ratchet anti-dilution price protections. Interest accrued on the outstanding principal amount of the Debentures at 5% per annum, payable quarterly. The Debentures were secured by first priority interests, and liens on, all our assets, and were scheduled to mature on the fourth anniversary of the date of issuance, September 9, 2026.
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
The New Debentures provide for, among other items: (a) an interest rate of 5% per annum, payable quarterly in shares of the Company’s Common Stock (if the conditions described therein are met) and/or in cash, at the Company’s option; (b) conversion by the holder into shares of the Company’s Common Stock at any time (subject to limitations on conversion described therein); (c) a conversion price of $16.50 (subject to adjustment as provided therein) with shares of the Company’s Common Stock issuable on conversion determined by dividing 120% of the applicable “conversion amount” (as defined in the New Debenture) by the conversion price; (d) prior to the date of sale of the Company’s Common Stock (or equivalents) in one or in a series of transactions resulting in net cash proceeds to the Company of at least $30 million an alternate conversion price at the lower of (1) $16.50 (subject to adjustment as provided therein) and (2) the greater of a floor price of $3.1608 (subject to adjustment as provided therein) and 98% of the lowest volume-weighted average price ("VWAP") of the Company’s shares of commons stock during the applicable 10-trading day period (subject to payment in cash if the applicable VWAP calculation is less than the floor price), and an interest conversion rate of 90% of such alternate conversion price; and (e) an option by the holder to extend the maturity date by an additional year.
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
On the closing of the Amendment and Exchange Agreement the existing 5% Original Issue Discount Senior Secured Convertible Debentures were extinguished. The Company has elected to measure the New Convertible Debentures at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option which eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. The New Convertible Debentures were measured at a fair value of $99,195,791, estimated using Monte Carlo simulations with the following pre Reverse Stock Split assumptions: stock price of $0.4588, a risk free rate of 4.23%, implied volatility of 121% and a remaining term of 2.61 years. A loss on extinguishment of debt of $78,734,949 related to this transaction was reported in the consolidated statements of operations for the year ended December 31, 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Conversion of New Convertible Debentures
During the year ended December 31, 2024, ATW I and SLS converted New Convertible Debentures with a fair value of $29,741,859, principal value of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 4,818,836 and 699,053 shares of Common Stock, respectively.
Second Amendment and Exchange Agreement
On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New Convertible Debentures and certain other amounts outstanding with respect thereto, into shares of Series A preferred convertible stock (see Note 11 - "Equity").
On December 27, 2024, the Company and ATW I closed the exchange transaction, and the Company issued 27,588 shares of Series A Preferred Stock to ATW I in exchange for a principal value of $16,672,369 and other amounts outstanding of $10,915,974. On December 31, 2024, the Company issued 2,504 and 5,342 shares of Series A Preferred Stock to SLS and MIF in exchange for principal values of $0 and $5,102,000 and other amounts outstanding of $2,504,440 and $240,219, respectively. The total fair value of these exchange transactions was 110,300,191. A loss on extinguishment of debt of $48,870,991 related to this transaction was reported in the consolidated statements of operations for the year ended December 31, 2024.
November 2024 Debentures
On November 4, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with ATW, pursuant to which ATW purchased, in a private placement, $1,150,000 in principal amount of debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of original issue discount senior secured convertible debentures (the “November 2024 Debentures”). On December 11, 2024, ATW purchased, in a private placement, $1,000,000 in principal amount of debentures. The November 2024 Debentures feature an original issue discount of 2% and incurred legal fees of $190,000 which were expensed through the consolidated statement of operations as the debt is being fair valued.
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
The fair value of the November 2024 Debentures at December 31, 2024 was estimated at $2,583,832, using Monte Carlo simulations with the following assumptions: stock price of $1.55, a risk free rate of 4.22% implied volatility of 138% and a remaining term of 1.69 years. A gain on change in fair value of $435,864 was reported in the consolidated statements of operations for the year ended December 31, 2024.
RCB Equities #1, LLC
On July 14, 2023, the Company issued a secured promissory note to RCB Equities #1, LLC, for $5,000,000. The promissory note included a 2.5% original issue discount or $125,000, interest at 15% per annum, and was scheduled to mature on September 9, 2026. The promissory note provides for an exit fee of $125,000 if paid off in full between October 12, 2023, and the maturity date, with no other considerations triggered for premiums or penalties. Further, the promissory

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
note provided for an automatic rollover into the structure of certain future debt-financing transactions. On September 18, 2023, the RCB promissory note was rolled into the convertible senior secured term loan discussed below bearing interest at 12.5% per annum including the $125,000 exit fee.
Convertible Senior Secured Term Loan
On September 18, 2023, the Company entered into a convertible senior secured term loan agreement, (the "2023 Term Loan Agreement"), with ATW Special Situations II LLC ("ATW II") as collateral agent (in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited ("Transocean Finance"), ATW I, MIF, and RCB, as lenders.
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
The Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a pre Reverse Stock Split conversion price of $6.00 per share of Common Stock (the “Conversion Price”), subject to certain customary anti-dilution adjustments as described in the 2023 Term Loan Agreement.
First Amendment to Convertible Senior Secured Term Loan
On December 31, 2023, the Company entered into a First Amendment to 2023 Term Loan Agreement (the “First Amendment”), by and among the Company, the subsidiary guarantors (as defined in the First Amendment) and ATW II which amended that certain 2023 Term Loan Agreement dated as of September 18, 2023 with ATW II, as collateral agent (as replaced by Acquiom Agency Services LLC, in such capacity, the “Collateral Agent”) and lender, and Transocean Finance, ATW I, MIF, and RCB, as lenders.
The First Amendment provided the Company with an incremental loan in the aggregate principal amount of $695,000 (the “December 2023 Incremental Loan”), subject to the terms and conditions set forth in the 2023 Term Loan Agreement and the First Amendment. The total loan funded under the 2023 Term Loan Agreement and First Amendment as of December 31, 2023 is $12,295,000. The loan incurred debt issuance costs of $72,000 which are being amortized to interest expense over the period of the loan.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Second Amendment to Convertible Senior Secured Term Loan
On January 30, 2024, the Company entered into a Second Amendment to Term Loan Agreement, dated as of January 30, 2024 (the “Second Amendment”), by and among the Company, the guarantors (as defined in the Second Amendment) and the required lenders (as defined in the Second Amendment), which amended that certain Term Loan Agreement, dated as of September 18, 2023, by and among the Company, Transocean Finance, ATW I, MIF and RCB as lenders and ATW II, as collateral agent.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New Senior Secured Term Loan Agreement
On January 30, 2024, the Company also entered into a senior secured term loan agreement (the “2024 Term Loan Agreement”) with ATW Special Situations Management LLC (“ATW Management”), as collateral agent (in such capacity, the “Collateral Agent”) and lender, and ATW Special Situations III LLC (“ATW III”), MIF, VHG Investments, ATW II and ATW I, as lenders.
The 2024 Term Loan Agreement provides the Company with an aggregate $9,551,856 of secured term loans (the “2024 Loans”). Any portion of the outstanding principal amount of the 2024 Loans are prepayable at the Company’s option pro rata to each Lender upon at least 5 days’ prior written notice to each Lender. The 2024 Term Loan Agreement also provides for up to an additional $6 million of secured term loans within 180 days of signing. The 2024 Loans assumed debt issuance costs of $1,237,291 which are being amortized to interest expense over the period of the loan.
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
The 2024 Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the 2024 Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $16.50 per share of Common Stock, subject to certain adjustments as described in the 2024 Term Loan Agreement.
Amendment to 2024 Term Loan Agreement
On May 1, 2024, the Company entered into an amendment (the “May 2024 Amendment”) to the 2024 Term Loan Agreement dated January 30, 2024 between the Company, ATW Management as collateral agent, and the lenders party thereto. Pursuant to the Amendment, ATW I, will loan an additional $1,000,000 (the “May 2024 Incremental Loan”) to the Company. The May 2024 Incremental Loan will have the same terms as the ATW Extended Maturity Term Loan under the 2024 Term Loan Agreement and will mature on the 30th anniversary of the date of the 2024 Term Loan Agreement or such earlier date as is required or permitted to be repaid under the 2024 Term Loan Agreement. The May 2024 Incremental Loan incurred debt issuance costs of $37,500 which are being amortized to interest expense over the period of the loan.
Interest expense includes the following relating to the 2023 Term Loan, the December 2023 Incremental Loan, the January 2024 Incremental Loan, 2024 Loans and the May 2024 Incremental Loan (collectively the “convertible senior term loans”):

	Twelve months ended December 31,
	2024	2023
Debt discount amortization	$40,036	$18,486
Amortization of debt issuance costs	664,690	52,092
Provision for bridge note exit fee	97,694	27,608
Interest expense, net related to notes payable was $5,108,227 and $8,776,277 for the year ended December 31, 2024 and 2023, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2023, the Company started negotiations to exit the lease for office space entered into in April 2023. The negotiations were completed in March 2024 with a settlement figure of $657,000 being agreed between the Company and the lessor. The Company removed the right-of-use asset and lease liability to this operating lease from the consolidated balance sheet as of December 31, 2023 and recorded a loss on lease termination of $453,162 which is reported under other (income) expense in the consolidated statements of operations for the year ended December 31, 2023. The carrying value of leasehold improvements on this office space was included in the impairment loss reported on the consolidated statements of operations for the year ended December 31, 2023.
In August 2023, the Company entered into an operating lease for office space in Norway. The lease had a term of 5 years. During the year ended December 31, 2024, the Company agreed with the lessor on two separate occasions to reduce the size of the office space leased and subsequently terminated the lease early resulting in a net loss on lease termination of which was reported under other (income) expense on the consolidated statements of operations.
In July of 2023, the Company entered into an operating lease for office space in Scotland. The lease had a term of 5 years with two options to extend. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease. During the first quarter of 2024, management decided the Company would not extend this lease beyond its initial term and a loss on lease termination of $356 was reported under other (income) expense on the consolidated statements of operations.
The Company’s other operating leases include leases for certain office equipment.
The following table presents the Company’s lease costs which are included in general and administrative expenses in the consolidated statements of operations:

	Years ended December 31,
	2024	2023
Fixed lease expense	$518,462	$567,380
Variable lease expense	311,719	195,637
Total operating lease expense	830,181	763,017
Short-term lease expense	41,258	58,379
Total lease expense	$871,439	$821,396

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash paid for operating leases was $397,376 and $338,979 for the years ended December 31, 2024 and 2023, respectively.
The following table presents the balances of the Company’s right-of-use assets and lease liabilities included in the consolidated balance sheets:

	Years ended December 31,
	2024	2023
Operating lease right-of-use assets, net	$1,094,743	$834,972

Current portion of operating lease liabilities	435,307	244,774
Long-term operating lease liabilities	768,939	574,260
Total operating lease liabilities	$1,204,246	$819,034
For operating lease assets and liabilities, the weighted average remaining lease term was 3 and 8.7 years as of December 31, 2024 and 2023, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 11.9% and 14.3% as of December 31, 2024 and 2023, respectively.
The following table presents the Company's maturities of lease liabilities as of December 31, 2024:

Years Ending December 31,	Operating Leases
2025	$525,114
2026	535,268
2027	268,072
2028	25,385
2029	-
2030 onward	-
Total lease payments	1,353,839
Total present value discount	(149,593)
Operating lease liabilities	$1,204,246
9. Commitments and Contingencies
Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes
The income tax expense consisted of the following:

Year Ended December 31,
	2024	2023
Current income taxes:
Federal	$-	$-
State and local	-	-
Total current tax	-	-

Deferred income taxes:
Federal	-	-
State and local	-	-
Total deferred tax	-	-
Income tax expense	$-	$-
The effective tax rates on continuing operations for the years ended December 31, 2024 and December 31, 2023 were 0% and 0%, respectively. The table below reconciles these effective tax rates with the U.S. federal statutory income tax rate as follows:

	Year Ended December 31,
	2024	2023
Loss before income taxes	$(134,906,649)	$(50,686,601)
Tax benefit at Federal Statutory Rate	(28,330,397)	(10,644,186)
Debt extinguishment	19,393,825	-
Nondeductible (add back) expenses	(137,868)	1,251,583
Federal return to accrual	(66,938)	(13,141)
Change in valuation allowance	9,141,378	8,895,230
Deferred tax adjustment	-	510,514
Income tax expense	$-	$-

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Fixed assets	$3,709,975	$3,377,201
Stock compensation	192,483	267,236
Warrant liability gain/loss	38,202	1,356,828
Net operating losses	25,424,520	15,627,776
Business credit carryforward	1,441,159	1,441,159
Capitalized R & D	467,113	614,299
Accrued expenses	496,060	-
Other assets	266,367	199,680
Subtotal	32,035,879	22,884,179
Valuation allowance	(31,805,983)	(22,654,106)
Total deferred tax assets	229,896	230,073

Deferred tax liabilities:
Unrealized F/X	-	(54,729)
Other liabilities	(229,896)	(175,344)
Total deferred tax liabilities	(229,896)	(230,073)

Net deferred tax assets/(liabilities)	$-	$-
The Company has federal net operating loss carryforwards of approximately $121 million at December 31, 2024, of which about $646,000 begin to expire in 2035 and the remainder have no expiration. The Company has recorded a full valuation allowance against its net deferred tax assets due to recurring net losses.
11. Equity
Series A Convertible Preferred Stock - A total of 35,034 shares of Series A Convertible Preferred Stock were outstanding at December 31, 2024.
On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement (the “Exchange Agreement”), by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New Original Issue Discount Exchanged Senior Secured Convertible Debentures (the “New Convertible Debenture”) and certain other amounts outstanding with respect thereto, into shares of Series A preferred convertible stock (the “Series A Preferred Stock”), subject to certain adjustments, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.
On December 26, 2024, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series A Convertible Preferred Stock of the Company and designated 40,000 shares of Series A Preferred Stock.
Under the terms of the Series A Certificate of Designation, each share of Series A Preferred Stock has a stated value of $1,000 per share and a par value of $0.0001 per share and, when issued, the Series A Preferred Stock will be fully paid and non-assessable. The holders of Series A Preferred Stock will be entitled to a 5% per annum dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock of the Company, when and if actually paid. The holders of the Series A Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock,

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as provided in the Series A Certificate of Designation (or as otherwise required by applicable law).
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
On December 27, 2024, the Company and ATW I closed the exchange transaction, and the Company issued 27,588 shares of Series A Preferred Stock to ATW I. On December 31, 2024, the Company issued 2,504 and 5,342 shares of Series A Preferred Stock to SLS and MIF, respectively. The total fair value of these exchange transactions was $110,300,191. These shares of the Preferred Stock are convertible into shares of the Company’s Common Stock, subject to a beneficial ownership cap of 9.9% of the issued and outstanding Common Stock of the Company (with the exception to one investor), and to the stockholder approval requirement pursuant to Nasdaq rule 5635.
Reverse Stock Split - On July 22, 2024, the Company effected a 1-for-36 reverse stock split (“Reverse Stock Split”) of the shares of the Company's Common Stock, par value $0.0001 per share. No fractional shares were issued in connection with the Reverse Stock Split, but were instead rounded up to the nearest whole share. The Reverse Stock Split resulted in 150,107,598 shares of Common Stock being converted in to 4,169,679 shares of Common Stock. The Board of Directors of the Company approved the Certificate of Amendment effecting the Reverse Stock Split in order to meet the share bid price requirements of The Nasdaq Capital Market. The Company’s stockholders authorized the Reverse Stock Split and the Certificate of Amendment at a special meeting held on June 17, 2024.
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
As the par value per share of Common Stock was not changed in connection with the Reverse Stock Split, we recorded a decrease of $14,460 and $4,865 to Common Stock on our consolidated balance sheet with a corresponding increase in additional paid-in capital as of December 31, 2024 and 2023, respectively. An adjustment to round fractional shares into whole shares was recorded in the year ended December 31, 2024 which increased Common Stock by 133,975 shares and $13 with a corresponding decrease in additional paid-in capital.
Unless otherwise noted, all references in the consolidated financial statements and notes to consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
Common Stock – A total of 9,761,895 shares of Common Stock were outstanding at December 31, 2024.
During the year ended December 31, 2024, ATW I and SLS converted New Convertible Debentures with a fair value of $29,741,859 principal values of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 4,818,836 and 699,053 shares of Common Stock, respectively.
During the year ended December 31, 2024, ATW I converted 400 shares of Series A Preference Shares into 554,931 shares of Common Stock.
During the year ended December 31, 2024, the Company entered into an At The Market (“ATM”) Offering Agreement to offer and sell shares of our Common Stock having an aggregate offering price of up to $9,858,269. Under this offering we

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
issued and sold 1,406,424 shares, for gross proceeds of $9,857,857 and net proceeds of $9,357,954 after deducting commissions and offering expenses totaling $499,903.
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
On August 3, 2023, the Company issued 1,890,066 shares of Common Stock (on a pre Reverse Stock Split basis), at the closing price of $1.95, to the SPA parties as payment for liquidated damages and interest relating to the Registration Rights Agreement. See further discussion under Note 12 - "Warrants".
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings’ Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 208,333, Earnout Shares which are held in escrow. The Earnout Shares will be released from escrow upon the occurrence of the following (each a “triggering event”):
i.one-half of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $15.00 (on a pre Reverse Stock Split basis) per share over any 20 trading days within a 30-day trading period;
ii.one-quarter of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $17.50 (on a pre Reverse Stock Split basis) per share over any 20 trading days within a 30-day trading period; and
iii.one-quarter of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $20.00 (on a pre Reverse Stock Split basis) per share over any 20 trading days within a 30-day trading period.
As of December 31, 2024, the earnout targets have not been achieved and the Earnout Shares remain in escrow.
12. Warrants
Public Warrants – We assumed 8,624,991 Public Warrants on September 9, 2022, which remained outstanding as of December 31, 2024. For every 36 Public Warrant, the holder is entitled to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days of September 9, 2022, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Public Warrants on a cashless basis pursuant to an available exemption from exemption under the Securities Act. The Public Warrants expire on September 9, 2027, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.
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
The Public Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2024 and 2023 at $9,080 and $451,088, respectively, based on their publicly-traded price. The gain in value of the Public Warrants during the year ended December 31, 2024 and 2023 totaled $442,008 and $1,825,047, respectively and was reported with other (income) expense in our consolidated statements of operations.
Private Warrants – We assumed 7,175,000 Private Warrants, which are not publicly traded, on September 9, 2022. These remain outstanding as of December 31, 2024. For every 36 Private Warrants, the holder is entitled to purchase one share of Common Stock at an exercise price of $11.50 and are identical in all material respects to the Public Warrants except that such Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.
The Private Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2024 and 2023 at $7,884 and $380,531, respectively. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $1.55, no assumed dividends, a risk-free rate of 4.26%, implied volatility of 126.0% and remaining term of 2.69 years. The gain in value of the Private Warrants during the years ended December 31, 2024 and 2023 totaled $372,651 and $1,554,057 respectively, and was reported with other (income) expense in our consolidated statements of operations.
SPA Warrants – On September 9, 2022 and pursuant to the Securities Purchase Agreement, we issued an aggregate 2,922,425 Original SPA Warrants, on a pre Reverse Stock Split basis, to the SPA Parties. Upon issuance, each whole Original SPA Warrant was exercisable over its 10-year term for one share of Common Stock at a price of $20.00 per share, subject to certain adjustments including full ratchet anti-dilution price protections..
In connection with the Securities Purchase Agreement, the Company and the SPA Parties entered into that certain Registration Rights Agreement, dated as of September 9, 2022 (the “RRA”), pursuant to which the Company and the SPA Parties agreed to certain requirements and conditions covering the resale by the SPA Parties of the shares of Common Stock underlying the Debentures and Original SPA Warrants. Under the terms of the RRA, the Company was required to (i) file a registration statement (the “Initial Registration Statement”) covering such underlying shares within 15 business days of the September 9, 2022 and (ii) use its best efforts to cause the Initial Registration Statement to be declared effective as promptly as possible after the filing thereof, but in any event no later than the applicable Effectiveness Date (as defined in the RRA) (the “Registration Requirements”). The RRA additionally provided for liquidated damages if the Registration Requirements were not met.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in the RRA), including all past and future claims for liquidated damages under the RRA with respect to, and any other amounts that may be payable by reason of or otherwise relating to, the Effectiveness Date (as defined in the RRA) of the Initial Registration Statement.
During the third quarter of 2023, the Company issued 1,890,066 shares of Common Stock, on a pre Reverse Stock Split basis, as payment for liquidated damages and interest of $4,320,690, and the damages and interest are recorded under interest expense in the consolidated statements of operations. The settlement date of the liquidated damages occurred August 3, 2023, with a closing price of $1.95, with the change in the agreed upon price of $2.286 to settlement resulting in a gain of $635,061, which is also included in interest expense in the consolidated statements of operations.
Pursuant to the RRA Amendment, the Company also agreed to file a registration statement on Form S-3 for the registration and resale of the RRA Amendment Shares by the SPA Parties and to cause such registration statement to become effective as soon as practicable thereafter in accordance with the terms of the RRA, as amended by the RRA Amendment. The registration statement was filed on August 7, 2023 and was declared effective on September 12, 2023.
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
On January 30, 2024 SPA Warrants held by MIF and SLS were adjusted downwards by 258,621 and 93,103 (on a pre Reverse Stock Split basis), respectively, in connection with the Second Lien Restructuring Agreements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2024, ATW I and SLS exercised 22,161,186 and 1,376,267 SPA Warrants (on a pre Reverse Stock Split basis), respectively, in exchange for Common Stock. The Company did not receive cash in respect of these transactions.
Unless context otherwise requires, the term “SPA Warrants” means (i) before the entry into the Letter Agreements, the Original SPA Warrants, and (ii) upon and following the entry into the Letter Agreements, (a) the Amended SPA Warrants, and (b) the New SPA Warrants.
The SPA Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2024 and 2023 at $164,949 and $17,544,561, respectively, and were estimated using a Black-Scholes valuation model using the following assumptions: stock price $1.55, implied volatility of 126.0%, and remaining term of 2.69 years. The change in the value of the SPA Warrants during the years ended December 31, 2024 and 2023 was a gain of $12,744,351 and $11,523,323, respectively, and was reported with other (income) expense in our consolidated statements of operations. Due to entering into the Letter Agreements, the warrants were accounted for and treated as warrant repricing, resulting in a loss of $590,266, which was reported with other (income) expense in our consolidated statements of operations during the year ended December 31, 2023. Proceeds from the exercise of SPA Warrants for the years ended December 31, 2024 and 2023 were $0 and $338,055, respectively.
13. Stock-Based Compensation
On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our board of directors ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. As of December 31, 2024, there were 694,447 shares authorized for issuance under the Omnibus Incentive Plan, and there were 258,424 remaining shares available for future grants.
As of December 31, 2024, 19,439 options to purchase Common Stock remained outstanding and there are no remaining shares available for future grant. Options vest assuming continuous service to the Company with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of grant. During the vesting period, holders have no rights of a stockholder with respect to the shares of Common Stock subject to an option, and the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested options are forfeited upon termination of employment.
Compensation expense for stock option grants is recognized based on the fair value at the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2024 and December 31, 2023, stock-based compensation expense for options totaled $132,335 and $530,019, respectively, and was recorded in general and administrative expense.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, there was $63,455 of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of less than 1 year.
The following table summarizes options outstanding, as well as activity for the period presented:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of December 31, 2023	83,689	$66.63	$9,717
Granted	-
Exercised	-
Forfeited	(14,624)
Expired	(49,626)
Outstanding as of December 31, 2024	19,439	$69.93	$-

Exercisable as of December 31, 2024	17,610	$69.44	$-
The weighted average remaining contractual term of outstanding options and exercisable options as of December 31, 2024, was 4.5 years and 4.3 years, respectively. The maximum contractual term of options is ten years.
There were no options granted in 2023 or 2024, and there were no options exercised in 2024. The total intrinsic value of all options exercised during the year ended December 31, 2023 was $104,985.
The following tabulation summarizes certain information related to outstanding and exercisable options at December 31, 2024:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		As of December 31, 2024	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	As of December 31, 2024	Weighted Average Exercise Price

$52.73	$52.73	1,776	3.86	$52.73	1,776	$52.73
$69.86	$69.86	16,084	4.34	$69.86	14,691	$69.86
$90.01	$90.01	1,579	7.06	$90.01	1,143	$90.01
$52.73	$90.01	19,439	4.52	$69.93	17,610	$69.44
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In April 2023, the Company’s board of directors determined that 51% of the performance target of the PRSUs was achieved and an aggregate 17,207 PRSUs were deemed earned by the members of the senior executive management team and vested 50% on December 31, 2023 and 50% on December 31, 2024, in accordance with the terms of the applicable award agreements. No additional PRSUs were granted in 2023 or 2024.
The Compensation Committee has a policy that the Company will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.
The following is a summary of our restricted and performance stock unit activity for 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	65,894	$126.37
Granted	439,765	8.57
Vested	(108,662)	38.08
Forfeited	(79,933)	57.29
Non-vested as of December 31, 2024	317,064	$10.66
The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2024 and 2023 was $8.57 and $70.92, respectively. The total fair value of RSUs and PRSUs vested during the years ended December 31, 2024 and 2023 was $1,156,065 and $1,132,352.
The RSUs granted in 2023 and 2024 do not have voting rights or dividend rights unless the RSU has vested and the share of Common Stock underlying it has been distributed to the participant.
Grants of RSUs are valued at their estimated fair values as of their respective grant dates. RSU grants in 2023 and 2024 were subject only to service and vesting conditions based on continued employment or service as a non-employee director; therefore, these grants were valued using the closing price of our stock on the Nasdaq Capital Market on the date of grant. The PRSUs granted in 2022 were subject only to performance and service conditions and did not contain a market condition. As a result, these grants were also valued using the closing price of our stock on the Nasdaq Capital Market on the date of grant.
Stock-based compensation expense attributable to PRSUs under the Omnibus Incentive Plan for the years ended December 31, 2024 and December 31, 2023 was a reversal of expense of $284,707 and expense of $480,279, respectively, and recorded in general and administrative expense. Stock-based compensation expense attributable to RSUs under the Omnibus Incentive Plan for years ended December 31, 2024 and December 31, 2023, respectively, was $2,455,426 and $3,416,775 and recorded in general and administrative expense. As of December 31, 2024, we had no future expense related to PRSUs and $1,794,941 of future expense related to RSUs to be recognized over a weighted-average period of 2 years.
Stock-based compensation expense for the years ended December 31, 2024 and December 31, 2023, including options, PRSUs, and RSUs, totaled $2,303,054 and $4,427,073, respectively. Total related recognized tax benefit for the years ended December 31, 2024 and 2023, was $457,000 and $818,000, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $201,734 and $342,459 for the years ended December 31, 2024 and 2023, respectively.
15. Related Party Transactions
ATW I, ATW II, ATW III, MIF and SLS are considered related parties as they can significantly influence the management of the Company, and we require their consent on all material transactions. Further, MIF is considered a related party as Adam Sharkawy is a member of the Board of Directors of the Company and the founder and managing partner of MIF. Transocean was considered a related party until December 18, 2023 as Mark Mey, a member of the Board of Directors of the Company, was also the Chief Financial Officer of Transocean. Mark Mey resigned as a director of the Company on December 18, 2023.
SPA Warrants – As of December 31, 2024, ATW I and MIF held 336 and 106,194 SPA Warrants, respectively. As of December 31, 2023, ATW I, MIF and SLS held 615,924, 113,378 and 40,816 SPA Warrants, respectively (see Note 12 - Warrants). On January 30, 2024, SPA Warrants held by MIF and SLS were adjusted downwards by 258,621 and 93,103, respectively (on a pre Reverse Stock Split basis) in connection with the Second Lien Restructuring Agreements.
During the year ended December 31, 2024, ATW I and SLS exercised 22,161,186 and 1,376,267 SPA Warrants (on a pre Reverse Stock Split basis), respectively, in exchange for Common Stock. The Company did not receive cash in respect of these transactions.
Exchanged Senior Secured Convertible Debenture - On January 30, 2024, the Company and certain of its subsidiaries and ATW I entered into an Amendment and Exchange Agreement (the “Amendment and Exchange Agreement”), pursuant to which ATW I transferred its existing 5% Original Issue Discount Senior Secured Convertible Debenture to the Company in exchange for a new Original Issue Discount Exchanged Senior Secured Convertible Debenture due September 9, 2026 (the “New Convertible Debentures”) in the aggregate principal amount of $29,591,600. In addition, on January 30, 2024, the Company and certain of its subsidiaries entered into additional Amendment and Exchange Agreements with MIF and SLS on substantially similar terms, pursuant to which MIF and SLS transferred their existing 5% Original Issue Discount Senior Secured Convertible Debentures to the Company in exchange for New Convertible Debentures in the aggregate principal amount of $5,102,000 and $1,836,720, respectively. The fair value of the New Convertible Debentures was $99,195,791 upon issuance on January 30, 2024.
During the year ended December 31, 2024, ATW I and SLS converted Senior Secured Convertible Debentures with a principal value of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 4,818,836 and 699,053 shares of Common Stock, respectively. The fair value of the conversion was $29,741,859.
Second Amendment and Exchange Agreement - On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement (the “Exchange Agreement”), by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New Original Issue Discount Exchanged Senior Secured Convertible Debentures and certain other amounts outstanding with respect thereto, into shares of Series A Preferred Stock (see Note 11 - "Equity").
On December 27, 2024, the Company and ATW I closed the exchange transaction, and the Company issued 27,588 shares of Series A Preferred Stock to ATW I. On December 31, 2024, the Company issued 2,504 and 5,342 shares of Series A Preferred Stock to SLS and MIF, respectively.
November 2024 Debentures - On November 4, 2024, the Company entered into a Securities Purchase Agreement with ATW I, pursuant to which ATW I purchased, in a private placement, $1,150,000 in principal amount of debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of original issue discount senior secured convertible debentures (the “November 2024 Debentures”). On December 11, 2024, ATW I purchased, in a private

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
placement, $1,000,000 in principal amount of debentures. The principal amount outstanding on the November 2024 Debentures at December 31, 2024 was $2,150,000 and had a fair value of $2,583,832.

2023 Term Loan Agreement - On September 18, 2023, the Company entered into a convertible senior secured term loan agreement (the “2023 Term Loan Agreement”) with ATW II as collateral agent and lender, and Transocean Finance Limited, ATW I, MIF and RCB, as lenders. The Convertible Senior Secured Term Loan Agreement provides the Company with up to $20.0 million of secured term loans and the initial amount funded was $11,600,000. On December 31, 2023, the Company, entered into an amendment to the 2023 Term Loan Agreement which provided the Company with an incremental loan in the aggregate principal amount of $695,000. On January 30, 2024, the Company entered into a second amendment to the 2023 Term Loan Agreement, which provided the Company with an incremental loan in the aggregate principal amount of $3,753,144 (see Note 7 - Notes Payable).

2024 Term Loan Agreement - On January 30, 2024, the Company also entered into a senior secured term loan agreement (the “2024 Term Loan Agreement”) with ATW Special Situations Management LLC, as collateral agent (in such capacity, the “Collateral Agent”) and lender, and ATW III, MIF, VHG Investments LLC, ATW II and ATW I, as lenders. The 2024 Term Loan Agreement provides the Company with an aggregate $9,551,856 of secured term loans. On May 1, 2024, the Company entered into an amendment to the 2024 Term Loan Agreement which provided the Company with an incremental loan in the aggregate principal amount of $1,000,000 (see Note 7 - Notes Payable).
The principal amount outstanding on the convertible senior term loans on December 31, 2024 to ATW I, ATW II, ATW III and MIF was $2,933,362, $5,666,638, $1,112,943 and $4,224,983, respectively. The principal amount outstanding on the convertible senior term loans on December 31, 2023 to ATW I, ATW II and MIF was $2,338,933, $956,067 and $1,000,000, respectively.
For the year ended December 31, 2024 interest expense attributable to ATW I, ATW II, ATW III and MIF, on the convertible senior term loans was $351,640, $709,245, $154,297 and $551,753. For the year ended December 31, 2023, interest expense attributable to ATW I, ATW II and MIF, on the convertible senior term loans was $59,364, $34,525 and $36,111, respectively.
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company for the year ended December 31, 2024 is $1,015,558 and accounts payable included $160,366 due to Flexible Consulting, LLC at December 31, 2024. From the period from December 1, 2023 to December 31, 2023, the total value of services provided was $65,735 and $95,177 was included in accounts payable.
Revenue and Accounts Receivable – Revenue from Transocean Ltd. for contract services totaled $0 and $500 for the years ended December 31, 2024 and 2023, respectively. Accounts receivable included $0 outstanding from Transocean Ltd. at December 31, 2024 and 2023.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Loss Per Share
Following is the computation of loss per basic and diluted share:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(134,906,649)	$(50,686,601)
Net loss attributable to Common Stockholders	$(134,906,649)	$(50,686,601)
Denominator:
Weighted average shares used to compute basic and diluted EPS	3,673,197	1,137,318

Basic and diluted loss per share	$(36.73)	$(44.57)

Anti-dilutive securities excluded from shares outstanding:
Stock options	19,439	83,646
Restricted and performance stock units	317,064	65,888
Warrants	545,419	1,209,007
Earnout shares	208,333	208,333
Convertible debt	2,865,933	138,100
Series A Convertible Preferred Stock	34,179,512	-
Total	38,135,700	1,704,974
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
The fair value of the New Convertible Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk-free interest rate (U.S. Treasury rates) and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. See the assumptions used to estimate the fair value of the New Convertible Debentures upon issuance in Note 7. The New Convertible Debentures were exchanged for Series A Preferred Stock during the year and have a fair value of $0 as of December 31, 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the November 2024 Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. At December 31, 2024 the following post Reverse Stock Split assumptions were used in order to estimate the fair value of the November 2024 Debentures: stock price of $1.55 a risk free rate of 4.22%, implied volatility of 138% and a remaining term of 1.69 years.
The Company’s non-financial assets measured at fair value on a recurring basis include SPA Warrants and Private Warrants. These are considered Level 3 measurements as they involve significant unobservable inputs. See Note 12 for more information about the valuation methodologies and assumptions.
The fair value of the Series A Preferred Stock is measured on the exchange dates of December 27, 2024 and December 31, 2024 in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. The following post Reverse Stock Split assumptions were used in order to estimate the fair value of the Series A Preferred Stock at December 27, 2024 and December 31, 2024: stock price of $2.16 and $1.55, risk free rate of 4.24% and 4.19%, implied volatility of 145% and 148%, and remaining term of 1.34 years and 1.33 years, respectively.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring and non-recurring basis and the related activity for periods presented:

	Fair Value as of December 31, 2024				Fair Value as of December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
November 2024 Debentures	$2,583,832	$-	$-	$2,583,832	$-	$-	$-	$-

Public Warrants	9,080	9,080	-	-	451,088	451,088	-	-
Private Warrants	7,884	-	-	7,884	380,531	-	-	380,531
SPA Warrants	164,949	-	-	164,949	17,544,561	-	-	17,544,561
Total warrant liability	$181,913	$9,080	$-	$172,833	$18,376,180	$451,088	$-	$17,925,092

Non-recurring fair value instruments:
Series A Preferred Stock	$110,300,391	$-	$-	$110,300,391	$-	$-	$-	$-

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities categorized within Level 3:

	New Convertible Debentures	November 2024 Debentures	Warrant Liability
Balance, December 31, 2023	$-	$-	$17,925,092
Fair value on issuance	99,195,791	2,107,000	-
Exercise of warrants	-	-	(4,635,257)
Fair value conversion of new convertible debentures to common stock	(29,741,859)	-	-
Change in fair value of new convertible debentures	(7,989,948)	435,864	-
Change in fair value of warrant liabilities	-	-	(13,117,002)
Exchange of New Convertible Debentures to Series A Preferred Stock	(61,429,200)	-	-
Other	(34,784)	40,968	—
Balance, December 31, 2024	$-	$2,583,832	$172,833

18. Subsequent Events
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained.

Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and processes were not effective at December 31, 2024, because of the material weaknesses in our internal control over financial reporting described below.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. As of December 31, 2020, Company’s management has evaluated the effectiveness of its internal control over financial reporting under the Exchange Act. Management concluded as of December 31, 2024, that our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified deficiencies in its internal control over financial reporting that represented material weaknesses. Specifically, the Company’s management determined that the Company did not, as of December 31, 2024, design and maintain effective internal controls over financial reporting related to: (1) ineffective design and operation of controls over significant complex transactions, which resulted in restatements of all interim periods of 2024, (2) failure to remediate previously reported material weakness over ineffective design and operation of user access controls.

The Company believes that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Form 10-K present fairly, in all material respects, the consolidated financial positions, results of operations and cash flows of the Company in conformity with generally accepted accounting principles as of the dates and for the periods stated therein.
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
Remediation Plan.
The Company continues to implement certain remediation actions and continues to test and evaluate the elements of the remediation plan. These elements include:

•Design and implementation of a Significant Complex Transaction policy which identifies transactions that should be evaluated for additional 3rd party expert evaluation for proper accounting treatment;

•Design and implementation user access controls and proper segregation of duties for all critical accounting systems, supported by formal policies and training for all Information Technology personnel.

The Company believes that the actions listed above will provide appropriate remediation of the material weaknesses; however, the testing of the effectiveness of the controls has not been completed by the Company. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weaknesses will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management.
Changes in internal control over financial reporting. During the fiscal year ended December 31, 2024, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Trading Plans
During the year ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders.

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1)All financial statements:

(2)Financial statement schedules
Not Applicable
(3)Exhibits required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Merger Agreement dated as of December 16, 2021, by and among CleanTech Acquisition Corp., CleanTech Merger Sub, Inc., Nauticus Robotics, Inc., and Nicolaus Radford, as amended on January 30, 2021.	Form 8-K	001-40611	2.1	December 17, 2021
2.1.1	Amendment No. 1 to Underwriting Agreement dated January 27, 2023	Form 8-K	001-40611	2.1	June 6, 2022
3.1	Second Amended and Restated Certificate of Incorporation Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	July 18, 2024
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8- K	001-40611	3.1	December 27, 2024
3.4	Amended and Restated Bylaws of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	May 15, 2023
4.1	Specimen Warrant Certificate of CleanTech Acquisition Corp.	Form S-1/A	333-256578	4.3	July 6, 2021
4.2	Warrant Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	4.1	July 21, 2021
4.3	Rights Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	4.2	July 21, 2021
4.4	Form of Warrants to be issued pursuant to the Securities Purchase Agreement dated December 16, 2021	Form S-4 Am. No. 4	333-262431	4.7	June 16, 2022
4.5	Form of Original Issue Discount Senior Secured Convertible Debenture Due 2026.	Form 8-K	001-40611	10.3	November 5, 2024
4.6†	Description of Registrant’s Securities
10.1	Battery Supplier Agreement, dated as of January 18, 2021.	Form S-4 Am. No. 4	333-262431	10.20	June 16, 2022
10.2++	2022 Nauticus Robotics, Inc. Omnibus Incentive Plan.	Form 8-K	001-40611	10.9	September 15, 2022
10.3+**	Agreement by and between Nauticus Robotics Brazil Ltda. and Petróleo Brasileiro S.A. entered into on May 23, 2023.	Form 8-k	001-40611	10.1	May 30, 2023
10.4+	Senior Secured Term Loan Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., ATW Special Situations II LLC, as collateral agent and lender, and the lenders party thereto.	Form 8-K	001-40611	10.1	September 21, 2023

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.5+	Pledge and Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., ATW Special Situations II LLC, as collateral agent.	Form 8-K	001-40611	10.2	September 21, 2023
10.6	Intellectual Property Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations II LLC, as collateral agent.	Form 8-K	001-40611	10.3	September 21, 2023
10.7	Subsidiary Guarantee, dated as of September 18, 2023, by Nauticus Robotics Holdings, Inc. and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	September 21, 2023
10.8	Intercreditor Agreement, dated as of September 18, 2023, by and between ATW Special Situations II LLC, as first lien collateral agent, and ATW Special Situations I LLC, as second lien collateral agent, and acknowledged and agreed by Nauticus Robotics, Inc. and Nauticus Robotics Holdings, Inc.	Form 8-K	001-40611	10.5	September 21, 2023
10.9+	Amendment to Securities Purchase Agreement, Senior Secured Convertible Debentures and Pledge and Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations I LLC, as agent and the Required Creditors.	Form 8-K	001-40611	10.6	September 21, 2023
10.10+	Pledge and Security Agreement, dated as of September 9, 2022, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations I LLC, as agent and creditor, and the other creditors party thereto.	Form 8-K	001-40611	10.7	September 21, 2023
10.11++	Offer Letter, dated September 27, 2023	Form 8-K	001-40611	10.1	October 2, 2023
10.12	Director Designation Letter Agreement, dated as of October 2, 2023, by and between Nauticus Robotics, Inc. and Schlumberger Technology Corporation	Form 8-K	001-40611	10.5	October 6, 2023
10.13	First Amendment to Senior Secured Term Loan Agreement dated December 31, 2023	Form 8-K	001-40611	10.1	January 5, 2024
10.14	Securities Purchase Agreement dated December 31, 2023	Form 8-K	001-40611	10.2	January 5, 2024
10.15	Nauticus Second Lien Restructuring Agreement dated December 31, 2023	Form 8-K	001-40611	10.3	January 5, 2024
10.16+	Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., ATW Special Situations Management LLC, as collateral agent and lender, and the lenders party thereto	Form 8-K	001-40611	10.1	February 5, 2024
10.17+	Pledge and Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.2	February 5, 2024

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.18+	Intellectual Property Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.3	February 5, 2024
10.19	Subsidiary Guarantee, dated as of January 30, 2024, by Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	February 5, 2024
10.20	Pari Passu Intercreditor Agreement, dated as of January 30, 2024, by and among ATW Special Situations Management LLC, as collateral agent for the lenders under the Term Loan Agreement, Acquiom Agency Services LLC, as collateral agent for the lenders under the 2023 Term Loan Agreement, and Nauticus Robotics, Inc., and Nauticus Robotics Holdings, Inc., as grantors	Form 8-K	001-40611	10.5	February 5, 2024
10.21	Intercreditor Agreement, dated as of January 30, 2024, by and between ATW Special Situations Management LLC, as 2024 first lien collateral agent, ATW Special situations I LLC, as second lien collateral agent, and acknowledged by Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC	Form 8-K	001-40611	10.6	February 5, 2024
10.22	Second Amendment to Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, ATW Special Situations I LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.7	February 5, 2024
10.23+	Second Agreement Regarding Incremental Loans, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.8	February 5, 2024
10.24	Form of Amendment and Exchange Agreement	Form 8-K	001-40611	10.9	February 5, 2024
10.25	Form of Original Issue Discount Exchanged Senior Secured Convertible Debenture Due September 9, 2026	Form 8-K	001-40611	10.10	February 5, 2024
10.26	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and SLS Family Irrevocable Trust	Form 8-K	001-40611	10.11	February 5, 2024
10.27	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.12	February 5, 2024

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.28++	Employment Agreement dated February 21, 2024 between John W. Gibson Jr. and Nauticus Robotics, Inc.	Form 8-K	001-40611	10.1	February 22, 2024
10.29	First Amendment to Senior Secured Term Loan Agreement, dated as of May 1, 2024, between the Nauticus Robotics, Inc., ATW Special Situations Management LLC as collateral agent, and the lenders party thereto	Form 8-K	001-40611	10.1	May 1, 2024
10.30	At the Market Offering Agreement dated May 20, 2024, by and between Nauticus Robotics, Inc. and H.C. Wainwright & Co., LLC	Form 8-K	001-40611	10.1	May 20, 2024
10.31	Nauticus Robotics, Inc. 2022 Omnibus Incentive Plan, as amended	Definitive Proxy Statement	001-40611	Annex A	April 29, 2024
10.32++	Offer Letter dated August 9, 2024, Between Nauticus Robotics, Inc. and John Symington.	Form 10-Q	001-40611	10.1	November 12, 2024
10.33**	Form of Second Amendment and Exchange Agreement dated November 4, 2024 by and among Nauticus Robotics Inc. and each of the signatories thereto.	Form 8-K	001-40611	10.1	November 5, 2024
10.34**	Form of Securities Purchase Agreement dated November 4, 2024, by and among Nauticus Robotics, Inc. and each of the investors listed on the Schedule of Buyers thereto.	Form 8-K	001-40611	10.2	November 5, 2024
10.35	Form of Original Issue Discount Senior Secured Convertible Debenture Due 2026.	Form 8-K	001-40611	10.3	November 5, 2024
10.36	Pledge and Security Agreement, dated as of November 4, 2024, by and among the Company, Nauticus Robotics Holdings Inc., Nautiworks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, as Debtors, and ATW Special Situations Management LLC as the Collateral Agent	Form 8-K	001-40611	10.4	November 5, 2024
10.37	IP Security Agreement, dated as of November 4, 2024, by and among the Company, Nauticus Robotics Holdings Inc., Nautiworks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, as Debtors, in favor of ATW Special Situations Management LLC as the Collateral Agent.	Form 8-K	001-40611	10.5	November 5, 2024
10.38	Subsidiary Guarantee, dated as of November 4, 2024, by Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, in favor of ATW Special Situations Management LLC as Collateral Agent.	Form 8-K	001-40611	10.6	November 5, 2024
10.39	Intercreditor agreement, dated as of November 4, 2024, by and among the Collateral Agent and ATW Special Situations Management LLC, in its capacity as agent for certain lenders to the Debtors, and acknowledged and agreed to by the Debtors	Form 8-K	001-40611	10.7	November 5, 2024
10.40	Intercreditor agreement, dated as of November 4, 2024, by and among the Collateral Agent and Acquiom Agency Services LLC, and acknowledged and agreed to by the Debtors.	Form 8-K	001-40611	10.8	November 5, 2024

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.42	Intercreditor agreement, dated as of November 4, 2024, by and among the Collateral Agent and ATW Special Situations I LLC and acknowledged and agreed to by the Debtors.	Form 8-K	001-40611	10.9	November 5, 2024
14.1	Code of Business Conduct and Ethics of Nauticus Robotics, Inc.	Form 8-K	001-40611	14.1	September 15, 2022
16.1	Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission	Form 8-K	001-40611	16.1	September 15, 2022
19.1†	Insider Trading Policy
21.1†	List of Subsidiaries.
23.1†	Consent of Independent Registered Public Accounting Firm
31.1†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1†	Nauticus Robotics, Inc. Clawback Policy	Form 10-K	001-40611	97.1	April 10, 2024
101.INS†	Inline XBRL Instance Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 †	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

April 15, 2025	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2025	/s/ John W. Gibson, Jr.
John W. Gibson Jr.
Chief Executive Officer and President, and Director
(Principal Executive Officer)

April 15, 2025	/s/ Victoria Hay
Victoria Hay
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

April 15, 2025	/s/ Jim Bellingham
Jim Bellingham
Director

April 15, 2025	/s/ William H. Flores
William H. Flores
Director

April 15, 2025	/s/ Adam Sharkawy
Adam Sharkawy
Director

April 15, 2025	/s/ Eli Spiro
Eli Spiro
Director