Form 10-Q
period 2025-03-31
Nauticus Robotics, Inc.
filed 2025-05-14
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of May 13, 2025, the registrant had 37,299,589 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”). Forward-looking statements appear in a number of places in this Form 10-Q including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on April 15, 2025 and in our prospectus or any prospectus supplement which are on file with the Securities and Exchange Commission.
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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$10,054,304	$1,186,047
Restricted certificate of deposit	52,640	52,151
Accounts receivable, net	326,830	238,531
Accounts receivable unbilled	165,256	-
Inventories	955,894	880,594
Prepaid expenses	1,695,991	1,389,434
Other current assets	607,391	573,275
Assets held for sale	750	750
Total Current Assets	13,859,056	4,320,782

Property and equipment, net	22,812,432	17,115,246
Operating lease right-of-use assets, net	999,496	1,094,743
Other assets	157,701	154,316
Goodwill	10,652,388	-
Total Assets	$48,481,073	$22,685,087

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$4,892,453	$5,916,693
Accrued liabilities	9,674,282	5,602,721
Contract liability	346,279	346,279
Operating lease liabilities - current	447,292	435,307
Notes payable - current	2,437,744	-
Total Current Liabilities	17,798,050	12,301,000

Warrant liabilities	131,025	181,913
Operating lease liabilities - long-term	653,402	768,939
Notes payable - long-term, fair value option (related party)	3,307,758	2,583,832
Notes payable - long-term, net of discount (related party)	10,955,052	13,820,366
Notes payable - long-term, net of discount	13,219,166	12,531,332
Other liabilities	895,118	895,118
Total Liabilities	$46,959,571	$43,082,500

Stockholders’ Deficit:
Series A Convertible Preferred Stock $0.0001 par value; 40,000 shares authorized, 35,434 shares issued at March 31, 2025 and December 31, 2024 and 19,846 and 35,034 outstanding at March 31, 2025 and December 31, 2024, respectively.	$2	$4
Common stock, $0.0001 par value; 625,000,000 shares authorized, 35,153,188 and 9,761,895 shares issued, respectively, and 35,153,188 and 9,761,895 shares outstanding, respectively	3,515	976

Additional paid-in capital	262,825,753	233,342,188
Accumulated other comprehensive loss	(42,229)	(42,229)
Accumulated deficit	(261,265,539)	(253,698,352)
Total Stockholders’ Equity (Deficit)	1,521,502	(20,397,413)
Total Liabilities and Stockholders’ Deficit	$48,481,073	$22,685,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2025	2024
Revenue:
Service	$165,256	$464,354
Total revenue	165,256	464,354

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	1,238,957	2,093,955
Depreciation	480,376	426,185
Research and development	-	63,534
General and administrative	4,309,686	3,430,010
Total costs and expenses	6,029,019	6,013,684

Operating loss	(5,863,763)	(5,549,330)

Other (income) expense:
Other income, net	(87,397)	(96,473)
Gain on lease termination	-	(15,365)
Foreign currency transaction loss	3,267	5,147
Loss on extinguishment of debt	-	78,734,949
Change in fair value of warrant liabilities	(50,888)	(8,309,623)
Change in fair value of New Convertible Debentures	-	(4,504,426)
Change in fair value of November 2024 Debentures	723,926	-
Interest expense, net	1,114,516	1,475,397
Total other expense, net	1,703,424	67,289,606

Net loss	$(7,567,187)	$(72,838,936)

Basic and diluted loss per share (As adjusted, see Note 18)	$(0.28)	$(58.75)

Basic and diluted weighted average shares outstanding (As adjusted, see Note 18)	27,447,425	1,239,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
			(As adjusted, see Note 13)
Balance at December 31, 2023	-	$-	1,389,884	$139	$77,004,714	$-	$(118,791,703)	$(41,786,850)
Stock-based compensation	-	-	-	-	530,655	-	-	530,655
Vesting of RSUs	-	-	43,922	4	(4)	-	-	-
Exercise of warrants	-	-	158,333	16	1,339,638	-	-	1,339,654
Net loss	-	-	-	-	-	-	(72,838,936)	(72,838,936)
Balance at March 31, 2024	-	$-	1,592,139	$159	$78,875,003	$-	$(191,630,639)	$(112,755,477)

Balance at December 31, 2024	35,034	$4	9,761,895	$976	$233,342,188	$(42,229)	$(253,698,352)	$(20,397,413)
Stock-based compensation	-	-	-	-	312,679	-	-	312,679
Conversion of notes payable to Common Stock	-	-	1,805,392	181	2,870,392	-	-	2,870,573
Conversion of Series A Preferred Stock to Common Stock	(15,188)	(2)	16,018,211	1,601	(1,599)	-	-	-
At the Market (ATM) share offering	-	-	7,488,822	749	19,437,372	-	-	19,438,121
Earnout shares (contingent)	-	-	-	-	6,864,729	-	-	6,864,729
Vesting of RSUs	-	-	59,348	6	(6)	-	-	-
Other	-	-	19,520	2	(2)	-	-	-
Net loss	-	-	-	-	-	-	(7,567,187)	(7,567,187)
Balance at March 31, 2025	19,846	$2	35,153,188	$3,515	$262,825,753	$(42,229)	$(261,265,539)	$1,521,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,567,187)	$(72,838,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	480,376	426,185
Amortization of debt discount	9,895	381,592
Amortization of debt issuance cost	173,447	142,821
Capitalized paid-in-kind (PIK) interest	166,882	-
Accretion of RCB Equities #1, LLC exit fee	24,152	24,212
Stock-based compensation	312,679	530,655
Change in fair value of warrant liabilities	(50,888)	(8,309,623)
Change in fair value of New Convertible Debentures	-	(4,504,426)
Change in fair value of November 2024 Debentures	723,926	-
Loss on extinguishment of debt	-	78,734,949
Non-cash lease expense	95,247	115,778
Gain on disposal of assets	-	(4,231)
Gain on lease termination	-	(15,365)
Changes in operating assets and liabilities:
Accounts receivable	(115,200)	55,101
Inventories	-	(15,930)
Other assets	(282,031)	1,196,413
Accounts payable and accrued liabilities	(517,629)	(222,104)
Contract liabilities	-	(2,289,834)
Operating lease liabilities	(103,552)	(67,539)
Net cash used in operating activities	(6,649,883)	(6,660,282)

Cash flows from investing activities:
Capital expenditures	(47,989)	(324,147)
Acquisition of business, net of cash acquired	(3,871,992)	-
Proceeds from sale of assets held for sale	-	384,708
Proceeds from sale of property and equipment	-	7,921
Net cash (used in) provided by investing activities	(3,919,981)	68,482

Cash flows from financing activities:
Proceeds from notes payable	-	13,305,000
Payment of debt issuance costs on notes payable	-	(1,279,291)
Proceeds from ATM offering	20,141,905	-
Payment of ATM commissions and fees	(703,784)	-
Net cash from financing activities	19,438,121	12,025,709

Net change in cash and cash equivalents	8,868,257	5,433,909

Cash and cash equivalents, beginning of period	1,186,047	753,398
Cash and cash equivalents, end of period	$10,054,304	$6,187,307

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$23,469
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Conversion of 2024 Term Loan notes and interest to Common Stock	$2,870,573	$-
Earnout shares for acquisition	$6,864,729	$-

Debt assumed in acquisition	$(2,437,744)	$-
Accrued purchase price	$3,549,196	$-
Operating leases at inception	$-	$1,185,119
Exercise of warrants	$-	$1,339,654
Liabilities relieved through sale of asset held for sale	$-	$1,158,609
Transfer from assets held for sale to property and equipment	$-	$55,642
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
To effectively enter markets dominated by legacy solutions, Nauticus has developed innovative, value-driven technologies. Our flagship autonomous fully electric vehicle, Aquanaut, provides advantages over conventional tethered Remotely Operated Vehicles (ROVs) and untethered Autonomous Underwater Vehicles (AUVs). Aquanaut represents the next generation of subsea robotics integrating eight independent thrusters to precisely propel and position a hull design to maximize efficiency and speed high-resolution data collection, and autonomous fully electric manipulation comparable to traditional ROV operations. ToolKITT is a sophisticated software platform that governs Nauticus’ suite of robotic products. It enables robots to perceive their environment, navigate in three dimensions, make autonomous decisions, and execute tasks with minimal human intervention. ToolKITT has been deployed on third party commercial ROVs and competing robotic platforms, enhancing Nauticus’ ability to offer advanced inspection and intervention services. This software also plays a critical role in next-generation inspection services, a key industry need for ensuring the integrity of subsea pipelines and offshore infrastructure. The Olympic Arm is a fully electric subsea manipulator designed for complex intervention tasks on both work-class ROVs and Aquanaut. Its patented electric actuators replace traditional hydraulic systems.
The strategic acquisition of SeaTrepid International LLC (“SeaTrepid”), finalized on March 20, 2025, intends to integrate Nauticus AI-driven autonomy software, ToolKITT, into SeaTrepid's existing remotely operated vehicle (ROV) fleet. The combination will showcase unprecedented advancements in power efficiency and operational performance across the industry. The ability of ROVs and Aquanaut to seamlessly communicate at depth unlocks new service opportunities, enabling two autonomous systems to collaborate in delivering cutting-edge underwater solutions.
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
2. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, cash flows and changes in stockholders’ deficit for each period presented. All intercompany balances and transactions have been eliminated in preparation of these condensed consolidated financial statements. The condensed consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2024 year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 2 to Nauticus Robotics, Inc.’s consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2025.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) estimates of future costs to complete customer contracts recognized over time, (ii) valuation allowances for deferred income tax assets, (iii) valuation of stock-based compensation awards and (iv) the valuation of conversion options, warrants and earnouts, (v) fair value of the new convertible debentures, and (vi) the fair value of the SeaTrepid acquisition. Actual results could differ from those estimates.
Cash and Cash Equivalents – The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts. There were no cash equivalents at March 31, 2025 or December 31, 2024.
Restricted Certificates of Deposit – The Company has restricted certificates of deposit of $52,640 and $52,151, held by a bank on our behalf as of March 31, 2025 and December 31, 2024, respectively which relate to a guarantee against corporate credit cards.
Accounts Receivable, Unbilled Revenues, and Allowance for Credit Losses - With the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), accounts receivable and contract assets are recorded at the invoiced amount and do not typically bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable and contract assets are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible.
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
The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income in the year of recovery, in accordance with the entity’s accounting policy election. The total amount of write-offs and expected credit losses were $0 and $39 for the three months ended March 31, 2025 and 2024, respectively. The allowance for current expected credit losses at March 31, 2025 and December 31, 2024 was $0 and $0, respectively.
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
Segment Reporting – Our operations represent a single reportable segment because each revenue stream possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance. The CODM is the Company's Chief Executive Officer. The CODM primarily assesses performance of the Company based upon consolidated net profit or loss, which is an appropriate measure of operating performance because it reflects ongoing profitability. Segment assets are measured and reviewed on a consolidated basis and are presented as total consolidated assets on the face of the balance sheet. The significant expenses

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
regularly reviewed by the CODM are limited to the line items presented in the Condensed Consolidated Statement of Operations, and no further disaggregation is provided for segment review purposes. The CODM reviews the condensed consolidated balance sheet and condensed consolidated statement of operations on a quarterly basis as a single reportable segment and uses this financial information in deciding how to allocate resources and assessing performance.
Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales for the three months ended March 31, 2025 and 2024, respectively.
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
Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Raw material and supplies	$880,594	$880,594
Work in progress	75,300	-
Total inventories	$955,894	$880,594
Leases – The Company’s lease arrangements are operating leases which are capitalized on the balance sheet as right-of-use (“ROU”) assets and obligations. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. These are recognized at the lease

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain income tax positions as of March 31, 2025 and December 31, 2024.
Foreign Currency Translation – Prior to January 1, 2025, all assets and liabilities in the condensed consolidated balance sheet of the Company's foreign subsidiary, whose functional currency is the Brazilian Real, were translated at period-end exchange rates. All revenues and expenses in the condensed consolidated statements of operations, of this foreign subsidiary, were translated at average exchange rates for the period. Translation gains and losses were not included on determining net loss but were shown in accumulated other comprehensive loss on the condensed consolidated balance sheet. Effective January 1, 2025, the functional currency for the Company's foreign subsidiary was changed from Brazilian Real to U.S. dollars due to changes in operational and economic circumstances. The previously recorded cumulative translation adjustment in Accumulated Other Comprehensive Income as of the date of the change remains in equity and will not be reclassified to earnings unless the subsidiary is sold or liquidated. The change was accounted for prospectively.
Foreign Currency Gains and Losses – Foreign currency transaction gains and losses are included on determining net loss. The Company purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded $3,267 and $5,147 of foreign currency transaction losses for the three months ended March 31, 2025 and 2024, respectively.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Fair Value Election for New Convertible Debentures and November 2024 Debentures - The Company has elected to measure its new 5% Original Issue Discount Senior Secured Convertible Debentures (the "New Convertible Debentures") and the 2% Original Issue Discount Senior Secured Convertible Debentures (the "November 2024 Debentures") at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option. This election was made to provide greater transparency and to more accurately reflect the economic value of the New Convertible Debentures and November 2024 Debentures in the Company's condensed consolidated financial statements.
Under the fair value option, the New Convertible Debentures and the November 2024 Debentures are recorded at their estimated fair value at each reporting date, with changes in fair value recognized in earnings within "Other (income) expense" in the Condensed Consolidated Statements of Operations. The fair value of the New Convertible Debentures and November 2024 Debentures are determined using a Monte Carlo simulation model that uses inputs such as the Company’s stock price (KITT), stock price volatility, risk-free interest rate and conversion terms.

As of December 31, 2024, the fair value of the New Convertible Debentures was $0 compared to an initial fair value of $99,195,791 as of January 30, 2024, as a result of the New Convertible Debentures being exchanged to Series A Preferred stock on December 27, 2024 and December 31, 2024.
November 2024 Debentures
The November 2024 Debentures were estimated to have a fair value of $3,307,758 and $2,583,832 as of March 31, 2025 and December 31, 2024, respectively.

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
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings Inc.’s Common Stock are entitled to receive their pro-rata share of Earnout Shares which are held in escrow. The Earnout Shares will be released upon the occurrence of a triggering event within 5 years of the issue date (see Note 13, "Equity"). The Earnout Shares are considered legally issued and outstanding shares of Common Stock subject to restrictions on transfer and potential forfeiture pending the achievement of the Earnout targets. The Company evaluated the Earnout Shares and concluded that they meet the criteria for equity classification. The Earnout Shares were classified in stockholders’ equity, recognized at fair value upon issuance and will not be subsequently remeasured. A Monte Carlo valuation model (a Level 3 measurement) determined their estimated fair value upon issuance.
Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. The Company did not capitalize interest during the three months ended March 31, 2025 and 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the three months ended March 31, 2025, sales to two customers accounted for 100% of total revenue. Sales to Customer A accounted for 75% of total revenue and sales to Customer B accounted for 25% of total revenue. The total balance due from these customers as of March 31, 2025, comprised 22% of accounts receivable, net. During the three months ended March 31, 2024, sales to two customers accounted for 100% of total revenue. Sales to Customer C accounted for 54% of total revenue and sales to Customer D accounted for 46% of total revenue. The total balance due from these customers as of December 31, 2024 was $0. Loss of these customers could have a material adverse impact on the Company.
Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. There was no material impact to the condensed consolidated financial statements for these changes.
Accounting Standards Issued but not adopted as of March 31, 2025 – In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, an update that improves income statement expense disclosure requirements. Under ASU 2024-03 issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026 and should be applied prospectively. The adoption of ASU 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our financial statements.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our condensed consolidated financial statements.
3. Revenue
The following table presents the components of our revenue:

	Three months ended March 31,
	2025	2024
Cost plus fixed fee	$165,256	$214,414
Firm fixed-price	-	249,940
Total	$165,256	$464,354
Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.
Contract Balances – Accounts receivable, net as of March 31, 2025, totaled $326,830 due from customers for contract billings and is expected to be collected within the next three to six months. As of December 31, 2024 and 2023, accounts receivable, net totaled $238,531 and $212,428, respectively. As of March 31, 2025, and December 31, 2024, allowance for current expected credit losses included in accounts receivable totaled $0 and $0, respectively. Bad debt expense was $0 and $39 for the three months ended March 31, 2025 and 2024, respectively.
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
recorded at the net amount expected to be billed and collected. Contract assets were $165,256 at March 31, 2025 and December 31, 2024.
Contract liabilities include billings in excess of revenue recognized and accruals for certain contract obligations. The Company had contract liabilities at March 31, 2025 and December 31, 2024 of $346,279.
Unfulfilled Performance Obligations – As of March 31, 2025, we expect to recognize approximately $180,000 of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.
If any of our contracts were to be modified or terminated, the expected value of the unfulfilled performance obligations of such contracts would be reduced.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid material purchases	$395,904	$394,950
Prepaid insurance	998,214	817,717
Other prepayments	301,873	176,767
Total prepaid expenses	$1,695,991	$1,389,434

Other current assets	607,391	573,275
Total other current assets	$607,391	$573,275
5. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	March 31, 2025	December 31, 2024
Land		$444,435	$-
Leasehold improvements	5	1,804,884	833,920
Property & equipment	3-5 years	11,863,554	7,528,597
Technology hardware equipment	3-5 years	1,969,341	1,966,841
Total		16,082,214	10,329,358
Less accumulated depreciation		(4,436,799)	(3,958,780)
Construction in progress		11,167,017	10,744,668
Total property and equipment, net		$22,812,432	$17,115,246

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued compensation	$677,088	$956,399
Accrued severance	1,031,731	1,031,731
Accrued professional fees	150,000	2,350
Accrued insurance	566,342	440,562
Accrued sales and property taxes	233,794	428,801
Accrued royalties	437,500	400,000
Accrued interest	2,680,348	2,302,878
Accrued purchase liability	3,549,196	-
Other accrued expenses	348,283	40,000
Total accrued expenses	$9,674,282	$5,602,721
On March 20, 2025, the Company completed the acquisition of SeaTrepid International LLC (“SeaTrepid”), an expert in providing subsea robotic services to customers throughout the world, for total consideration of $14,363,925 (see Note 10, "Business Combination"). As of March 31, 2025, a liability of $3,549,196, is outstanding to SeaTrepid payable in cash on or before September 30, 2025. This liability includes the preliminary post-closing working capital adjustment.

7. Notes Payable
Notes payable consisted of the following:

	March 31, 2025	December 31, 2024
November 2024 debentures - fair value (principal amount of $2,150,000 as of March 31, 2025 and December 31, 2024)	$3,307,758	$2,583,832
Convertible senior secured term loan	25,115,410	27,500,383
SBA loan	485,300	-
Ameristate loan	1,952,444	-
Total	30,860,912	30,084,215
Less: debt discount, net	(56,583)	(66,478)
Less: capitalized debt issuance costs	(1,034,063)	(1,207,509)
Senior bridge note exit fee provision	149,454	125,302
Less: current portion	(2,437,744)	-
Total notes payable – long-term	$27,481,976	$28,935,530
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The fair value of the November 2024 Debentures at March 31, 2025 and December 31, 2024 was estimated at $3,307,758 and $2,583,832, respectively, using Monte Carlo simulations with the following assumptions at March 31, 2025: stock price of $0.92, a risk free rate of 3.97% implied volatility of 177% and a remaining term of 1.44 years and assumptions at December 31, 2024: stock price of $1.55, a risk free rate of 4.22% implied volatility of 138% and a remaining term of 1.69 years. A loss on change in fair value of $723,926 was reported in the condensed consolidated statements of operations for the three months ended March 31, 2025. The principal amount of the November 2024 Debentures at March 31, 2025 and December 31, 2024 was $2,150,000.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On the closing of the Amendment and Exchange Agreement the existing 5% Original Issue Discount Senior Secured Convertible Debentures were extinguished. The Company has elected to measure the new convertible debentures at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option which eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. The new convertible debentures were measured at a fair value of $99,195,791 as of January 30, 2024, estimated using Monte Carlo simulations with the following assumptions: stock price of $16.52, a risk free rate of 4.23%, implied volatility of 121% and a remaining term of 2.61 years. A loss on extinguishment of debt of $78,734,949 was reported in the condensed consolidated statements of operations for the three months ended March 31, 2024. The fair value of the New Convertible Debentures at March 31, 2024 was estimated at $94,691,365 using Monte Carlo simulations with the following assumptions: stock price of $0.32, a risk free rate of 4.51%, implied volatility of 123% and a remaining term of 2.44 years. A gain on change in fair value $4,504,426 was reported in the condensed consolidated statements of operations for the three months ended March 31, 2024.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
On January 3, 2025, the Company reduced the conversion price of the loans under the 2024 Term Loan Agreement dated as of January 30, 2024 to $1.59.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2024 Term Loan Note Conversions
During the three months ended March 31, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 1,805,392 shares of Common Stock.
Interest expense includes the following relating to the 2023 Term Loan, the December 2023 Incremental Loan, the January 2024 Incremental Loan, 2024 Loans and the May 2024 Incremental Loan (collectively the "convertible senior term loans"):

	Three months ended March 31,
	2025	2024
Debt discount amortization	$9,895	$9,924
Amortization of debt issuance costs	173,447	142,821
Provision for bridge note exit fee	24,152	24,212

Small Business Association Loan (SBA)

On June 19, 2020, SeaTrepid entered into a term loan with the US Small Business Administration in response to the COVID-19 pandemic. The loan amount is $485,300 with an annual interest rate of 3.75%, and a maturity date of June 19, 2050. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan, with an outstanding principal of $485,300 as of March 31, 2025, is now an obligation of the Company. The loan is secured by collateral which includes all tangible and intangible property of SeaTrepid. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement. As of March 31, 2025, the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before December 31, 2025, the outstanding loan balance has been classified as a current liability.

Ameristate Loan

On August 17, 2017, SeaTrepid entered into a term loan with AmeriState Bank. The loan amount was $2,335,000 with an annual interest rate of prime plus 2.5%, and a maturity date of May 4, 2036. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan with an outstanding principal of $1,952,444 as of March 31, 2025 is now an obligation of the Company. The loan is secured by collateral which includes all assets of SeaTrepid. The loan agreement includes customary affirmative and negative covenants, including financial covenants that require SeaTrepid to maintain a maximum Debt-to-Net Worth Ratio of 9.0 to 1.0 and a minimum Debt Service Coverage Ratio of 1.0 to 1.0, measured annually. The agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, compensate officers and owners, invest in fixed asset purchases, and dispose of collateral without the consent of the bank. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement. As of March 31, 2025, the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before December 31, 2025, the outstanding loan balance has been classified as a current liability.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table presents the Company’s lease costs which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2025	2024
Fixed lease expense	$122,318	$136,645
Variable lease expense	72,194	124,361
Total operating lease expense	194,512	261,006
Short-term lease expense	7,857	20,513
Total lease expense	$202,369	$281,519
Cash paid for operating leases was $95,247 and $115,778 for the three months ended March 31, 2025, and 2024, respectively.
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed consolidated balance sheets:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	$999,496	$1,094,743

Current portion of operating lease liabilities	447,292	435,307
Long-term operating lease liabilities	653,402	768,939
Total operating lease liabilities	$1,100,694	$1,204,246

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For operating lease assets and liabilities, the weighted average remaining lease term was 2.7 years and 3 years as of March 31, 2025, and December 31, 2024, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 10.3% as of March 31, 2025, and 11.9% as of December 31, 2024.
The following table presents the Company’s maturities of lease liabilities as of March 31, 2025:

2025 (excluding the three months ended March 31, 2025)	$395,171
2026	535,268
2027	268,072
2028	25,387
Total lease payments	1,223,898
Total present value discount	(123,204)
Operating lease liabilities	$1,100,694
9. Commitments and Contingencies
Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. No amounts have been accrued in the condensed consolidated financial statements with respect to any matters.
10. Business Combination
On March 20, 2025, the Company acquired substantially all of the assets and certain specified liabilities of SeaTrepid, an expert in providing subsea robotic services to customers throughout the world, for a total consideration of $14.4 million. The acquisition aligns with the Company’s long-term growth strategy and expands its presence in the offshore market. The acquisition was accounted for as a business combination using the acquisition method in accordance with ASC 805 because the acquired assets and liabilities met the definition of a business, which includes inputs, processes, and outputs capable of generating revenue.

$3.95 million of the total consideration was paid in cash at closing and the remaining purchase price (excluding the contingent consideration) is due on or before September 30, 2025. The deferred amount is recorded in accrued liabilities in our condensed consolidated balance sheet as of March 31, 2025 and will be settled in cash.

The acquisition of SeaTrepid includes a contingent consideration arrangement in which the Company agreed to issue shares of its common stock to the sellers of SeaTrepid, subject to the achievement of $4 million of business revenue for the year ended December 31, 2025. In accordance with the asset purchase agreement executed on March 5, 2025, the number of earnout shares is equal to $5.5 million divided by the Minimum Price, as defined under Nasdaq Rule 5635(d), determined as of the date of the asset purchase agreement. The Company calculated the number of earnout shares equals 6,043,896 shares, based on a Minimum Price of $0.91 as of the date of execution of the asset purchase agreement. At the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $6.9 million, which is included in the total consideration transferred for the business combination. The contingent consideration is classified as equity in accordance with ASC 815-40, as it will be settled in a fixed number of shares and does not meet the definition of a derivative or liability. As such, it will not be remeasured in future periods.

As part of the acquisition agreement, the purchase price is subject to a post-closing working capital adjustment. Based on the closing balance sheet, a working capital shortfall of approximately $0.5 million was identified and reduced the total purchase consideration.

The following table summarizes the consideration transferred to acquire SeaTrepid and preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date:

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash consideration	$8,000,000
Earnout shares (fair value)	6,864,729
Purchase price adjustment	(500,804)
Total purchase price	$14,363,925

Purchase Price Allocation	March 20, 2025
Cash	$78,008
Accounts receivable, net	138,354
Inventory	75,300
Other current assets	62,515
Property and equipment	6,169,303
Goodwill	10,652,388
Accounts payable	(276,531)
Accrued liabilities	(97,668)
Notes payable - current	(2,437,744)
Total purchase price	$14,363,925

The allocation of the purchase price is preliminary and subject to adjustment during the measurement period, not to exceed one year from the acquisition date, as the Company finalizes valuations for tangible and intangible assets and earnout shares.

For additional details on the fair value measurement of the acquired assets and liabilities, including the valuation techniques used, please refer to the Fair Value Measurements footnote.

The results of SeaTrepid's operations have been included in the Company’s consolidated financial statements since the acquisition date. For the three months ended March 31, 2025, SeaTrepid contributed approximately $165,256 in revenue and $54,800 in net income.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024.

	Three months ended March 31,
	2025	2024
Revenue	$662,481	$3,519,208
Net loss	(8,215,794)	(72,039,161)

These pro forma amounts reflect the historical operating results of the Company and SeaTrepid, adjusted for the effects of the acquisition, including the additional depreciation that would have been charged assuming the fair value adjustments to acquired property and equipment had been applied from January 1, 2024.

For the three months ended March 31, 2025, the Company incurred $0.04 million of acquisition-related costs. These expenses are included in general and administration expense on the condensed consolidated statement of operations for the three months ended March 31, 2025. The supplemental pro forma net loss for the three months ended March 31, 2025 was adjusted to exclude the acquisition-related costs, and instead, these costs are reflected in pro forma net loss for the three months ended March 31, 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. Goodwill
The Company recognized goodwill as a result of the acquisition of SeaTrepid on March 20, 2025. The goodwill represents the excess of the purchase price over the fair value of net assets acquired and is attributable to expected synergies and the assembled workforce. The goodwill is not deductible for tax purposes.

As of March 31, 2025, goodwill totaled $10,652,388. The Company did not have any goodwill recorded on its balance sheet prior to this acquisition.

The Company evaluates goodwill for impairment annually as of December 31, or more frequently if events or changes in circumstances indicate the asset might be impaired. No indicators of impairment were identified during the first quarter of 2025.
12. Income Taxes
Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the three months ended March 31, 2025, or 2024. The Company has a full valuation allowance against its net deferred tax assets as of March 31, 2025, and December 31, 2024, respectively.
13. Equity
Series A Convertible Preferred Stock - A total of 19,846 and 35,034 shares of Series A Convertible Preferred Stock were outstanding at March 31, 2025 and December 31, 2024, respectively.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
As the par value per share of common stock was not changed in connection with the Reverse Stock Split, we recorded a decrease of $14,460 and $4,865 to common stock on our consolidated balance sheet with a corresponding increase in additional paid-in capital as of March 31, 2025 and December 31, 2024, respectively. An adjustment to round fractional shares into whole shares was recorded in the three months ending March 31, 2025 which increased common stock by 133,975 shares and $13 with a corresponding decrease in additional paid-in capital.
Unless otherwise noted, all references in the condensed consolidated financial statements and notes to condensed consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
Common Stock – A total of 35,153,188 and 9,761,895 shares of Common Stock were outstanding as of March 31, 2025 and December 31, 2024, respectively.
During the first quarter of 2025, the Company conducted At The Market (“ATM”) offerings to offer and sell shares of the Company's Common Stock for an aggregate offering price of up to $20,189,798. Under this offering we issued and sold 7,488,822 shares, for gross proceeds of $20,141,905 and net proceeds of $19,438,121 after deducting commissions and offering expenses totaling $703,784.
During the three months ended March 31, 2025, ATW I and SLS converted 13,188 and 2,000 shares of Series A Preferred Shares into 13,584,651 and 2,433,560 shares of Common Stock respectively. During the year ended December 31, 2024, ATW I converted 400 shares of Series A Preferred Shares into 554,931 shares of Common Stock.
During the three months ended March 31, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 1,805,392 shares of Common Stock.
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings’ Common Stock (including shares received

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of March 31, 2025, the Earnout targets have not been achieved, and the Earnout Shares remain in escrow.

14. Warrants
Public Warrants – We assumed 8,624,991 Public Warrants on September 9, 2022 which remained outstanding as of March 31, 2025. For every 36 Public Warrants, the holder is entitled to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days of September 9, 2022, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise, subject to the terms of the governing warrant agreement, Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants expire on September 9, 2027, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.
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
The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2025 and December 31, 2024 at $20,343 and $9,080, respectively, based on their publicly-traded price. For the three months ended March 31, 2025 and 2024, the Company reported a loss and gain in value of the Public Warrants of $11,263 and $199,238, respectively. The change in fair value of the Public Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
Private Warrants – We assumed 7,175,000 Private Warrants, which are not publicly traded, on September 9, 2022. These remained outstanding as of March 31, 2025. For every 36 Private Warrants, the holder is entitled to purchase one share of Common Stock at an exercise price of $11.50 and is identical in all material respects to the Public Warrants except that the Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.
The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2025 and December 31, 2024 at $12,861 and $7,884, respectively. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.92, no assumed dividends, a risk-free rate of 3.89%, implied volatility of 163.3%, and a remaining term of 2.44 years. For the three months ended March 31, 2025 and 2024, the Company reported a loss and gain in value of the Private Warrants of $4,977 and $168,055, respectively. The change in fair value of the Private Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
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
During the third quarter of 2024, the Company issued 1,890,066 shares of Common Stock, on a pre Reverse Stock Split basis, as payment for liquidated damages and interest of $4,320,690, and the damages and interest were recorded under interest expense in the condensed consolidated statements of operations. The settlement date of the liquidated damages occurred August 3, 2023, with a closing price of $1.95, with the change in the agreed upon price of $2.286 to settlement

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
resulting in a gain of $635,061, which was also included in interest expense in the condensed consolidated statements of operations.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2025, at $97,821 and as of December 31, 2024 at $164,949. The fair value of the SPA Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.92, no assumed dividends, implied volatility of 163.3%, and a remaining term of 7.5 years. The change in value of the SPA Warrants during the three months ended March 31, 2025 and 2024, was a gain of $67,128 and $7,942,330, respectively, and was reported with other (income) expense in our condensed consolidated statements of operations.
15. Stock-Based Compensation
Our 2022 Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units (“RSU”s), restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock, or a combination thereof. During the three months ended March 31, 2025, 252,798 RSUs were granted with a weighted-average grant-date fair value of $1.00. As of March 31, 2025, 485,899 equity units remained outstanding.
Total stock-based compensation expense including options and RSUs for the three months ended March 31, 2025 and 2024, net of forfeiture adjustments, totaled $312,679 and $530,655, respectively.
16. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $34,461 and $55,003 for the three months ended March 31, 2025 and 2024, respectively.
17. Related Party Transactions
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
November 2024 Debentures - On November 4, 2024, the Company entered into a Securities Purchase Agreement with ATW I, pursuant to which ATW I purchased, in a private placement, $1,150,000 in principal amount of debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of original issue discount senior secured convertible debentures (the “November 2024 Debentures”). On December 11, 2024, ATW I purchased, in a private placement, $1,000,000 in principal amount of debentures. The principal amount outstanding on the November 2024 Debentures at March 31, 2025 and December 31, 2024 was $2,150,000 and the fair value was $3,307,758 and $2,583,832, respectively.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On January 30, 2024, the Company also entered into the 2024 Term Loan Agreement with related parties ATW Management, as collateral agent and lender, and ATW III, ATW II, ATW I, MIF and another non-related party lenders. On May 1, 2024, the Company entered into an amendment to the 2024 Term Loan Agreement with ATW I.
During the three months ended March 31, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 1,805,392 shares of Common Stock.
The principal amounts outstanding on the convertible senior term loans to related parties ATW I, ATW II, ATW III and MIF at March 31, 2025 were $1,643,933, $4,404,211, $1,133,811 and $4,266,701, respectively. The principal amount outstanding on the convertible senior term loans on December 31, 2024 to ATW I, ATW II, ATW III and MIF was $2,933,362, $5,666,638, $1,112,943 and $4,224,983, respectively. For the three months ended March 31, 2025, interest expense attributable to ATW I, ATW II, ATW III and MIF was $51,373, $137,632, $50,082 and $162,624, respectively. For the three months ended March 31, 2024, interest expense attributable to ATW I, ATW II, ATW III and MIF was $58,609, $140,514, $25,000 and $4,167, respectively.
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company for the three months ended March 31, 2025 and 2024 was $297,684 and $220,000, respectively, and accounts payable included $72,684 and $160,366 due to Flexible Consulting, LLC at March 31, 2025 and December 31, 2024, respectively.
18. Loss Per Share
The following table is the basic and diluted loss per share computation. For all periods presented, weighted average shares and loss per share reflect the effects of the Reverse Stock Split.

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(7,567,187)	$(72,838,936)
Net loss attributable to Common Stockholders	(7,567,187)	(72,838,936)

Denominator:
Weighted average shares used to compute basic and diluted LPS	27,447,425	1,239,881

Basic and diluted loss per share	$(0.28)	$(58.75)

Anti-dilutive securities excluded from shares outstanding:
Stock options	17,326	70,985
Restricted and performance stock units	141,967	140,529
Warrants	545,419	1,040,904
Earnout shares	208,333	208,333
Seatrepid earnout shares	6,043,896	-
Convertible debt	7,769,584	3,310,889
Series A Convertible Preferred Stock	19,361,951	-
Total	34,088,476	4,771,640

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
19. Fair Value Measurements
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
The fair value of the November 2024 Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. At March 31, 2025, the following assumptions were used in order to estimate the fair value of the November 2024 Debentures: stock price of $0.92, a risk free rate of 3.97%, implied volatility of 177% and a remaining term of 1.44 years.
The fair value of the Public, Private and SPA Warrants are measured at each reporting date in accordance with ASC 820-10. The Public Warrants were valued based on their publicly-traded price. The Private and SPA Warrants are considered Level 3 measurements as they involve significant unobservable inputs.
In connection with the acquisition of SeaTrepid on March 20, 2025, the Company measured the identifiable assets acquired and liabilities assumed at fair value in accordance to ASC 820-10. The fair value of land and buildings acquired were measured using the market approach and considered Level 2 measurements as observable inputs from comparable sales were used. Machinery and equipment acquired were measured using cost approach and considered Level 3 measurements due to the use of unobservable inputs. The fair value of the earnout shares related to the acquisition were measured using the Monte Carlo simulation model. The model incorporates Level 3 inputs, including stock price of $1.14, stock price volatility of 99.9%, revenue volatility of 101.4%, risk free rate of 4.15% and a remaining term of 0.78 years.
The fair value of notes payable acquired approximated their carrying values at the acquisition date as the Company plans to pay off the notes in the short term. The fair values of working capital items, including cash, accounts receivable, accounts payable, and accrued expenses, approximated their carrying values at the acquisition date due to their short-term nature. These items are not presented in the table below.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of March 31, 2025				Fair Value as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
November 2024 Debentures	$3,307,758	$-	$-	$3,307,758	$2,583,832	$-	$-	$2,583,832

Public Warrants	$20,343	$20,343	$-	$-	$9,080	$9,080	$-	$-
Private Warrants	12,861	-	-	12,861	7,884	-	-	7,884
SPA Warrants	97,821	-	-	97,821	164,949	-	-	164,949
Total warrant liability	$131,025	$20,343	$-	$110,682	$181,913	$9,080	$-	$172,833

Non-recurring fair value instruments:
Series A Preferred Stock					$110,300,391	$-	$-	$110,300,391

	Fair Value as of March 20, 2025				Fair Value as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
SeaTrepid Acquisition:
Land	$444,435	$-	$444,435	$-	$-	$-	$-	$-
Buildings	$970,904	$-	$970,904	$-	$-	$-	$-	$-
Machinery and equipment	$4,753,964	$-	$-	$4,753,964	$-	$-	$-	$-
Earnout shares	$6,864,729	$-	$-	$6,864,729	$-	$-	$-	$-
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities categorized within Level 3:

	November 2024 Debentures	Warrant Liability
Balance, December 31, 2024	$2,583,832	$172,833
Change in fair value of November 2024 Debentures	723,926	-
Change in fair value of warrant liabilities	-	(62,151)
Balance, March 31, 2025	$3,307,758	$110,682

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
20. Subsequent Events
The Company has evaluated subsequent events through May 13, 2025, the date these financial statements were issued. The Company determined that there were no subsequent events that required adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Overview

Nauticus Robotics, Inc. (the “Company,” “our,” “us” or “we”) is a developer of ocean robots, cloud software and services delivered to the ocean industry. Our principal corporate offices are located in Webster, Texas. Our portfolio includes fully autonomous underwater vehicles ("AUVs"), robotic manipulators, an open robotic operating system, and related consulting and prototype services with a strong alignment to offshore energy and national security interests. Our technology solutions enable autonomous operations for both the commercial and defense sectors.
To effectively enter markets dominated by legacy solutions, we have developed innovative and value-driven technologies. Our flagship autonomous fully electric vehicle, Aquanaut, provides advantages over conventionally tethered Remotely Operated Vehicles (ROVs) and untethered AUVs. Aquanaut represents the next generation of subsea robotics integrating eight independent thrusters to precisely propel and position a hull design to maximize efficiency and speed high-resolution data collection, and autonomous fully electric manipulation comparable to traditional ROV operations. ToolKITT is a sophisticated software platform that governs our suite of robotic products. It enables robots to perceive their environment, navigate in three dimensions, make autonomous decisions, and execute tasks with minimal human intervention. ToolKITT has been deployed on third party commercial ROVs and competing robotic platforms, enhancing our ability to offer advanced inspection and intervention services. This software also plays a critical role in next-generation inspection services, a key industry need for ensuring the integrity of subsea pipelines and offshore infrastructure. The Olympic Arm is a fully electric subsea manipulator designed for complex intervention tasks on both work-class ROVs and Aquanaut. Its patented electric actuators replace traditional hydraulic systems
The strategic acquisition of SeaTrepid finalized on March 20, 2025 intends to integrate our AI-driven autonomy software, ToolKITT, into SeaTrepid's existing ROV fleet. We believe the combination will showcase unprecedented advancements in power efficiency and operational performance across the industry. The ability of ROVs and Aquanaut to seamlessly communicate at depth unlocks new service opportunities, enabling two autonomous systems to collaborate in delivering cutting-edge underwater solutions.

Results of Operations
Three months ended March 31, 2025, compared to three ended March 31, 2024
The following table sets forth summarized condensed consolidated financial information:

	Three months ended March 31,
			Change
	2025	2024	$	%
Revenue
Service	$165,256	$464,354	$(299,098)	-64%
Total revenue	165,256	464,354	(299,098)	-64%

Costs and Expenses
Cost of revenue	1,238,957	2,093,955	(854,998)	-41%
Depreciation	480,376	426,185	54,191	13%
Research and development	-	63,534	(63,534)	-100%
General and administrative	4,309,686	3,430,010	879,676	26%
Total costs and expenses	6,029,019	6,013,684	15,335	-%

Operating loss	(5,863,763)	(5,549,330)	314,433	6%

Other (income) expense:
Other (income) expense, net	(87,397)	(96,473)	9,076	-9%
Gain on lease termination	-	(15,365)	15,365	-100%
Foreign currency transaction loss	3,267	5,147	(1,880)	-37%
Loss on extinguishment of debt	-	78,734,949	(78,734,949)	100%
Change in fair value of warrant liabilities	(50,888)	(8,309,623)	(8,258,735)	-99%
Change in fair value of New Convertible Debentures	-	(4,504,426)	(4,504,426)	-100%
Change in fair value of November 2024 Debentures	723,926	-	723,926	-100%
Interest expense, net	1,114,516	1,475,397	(360,881)	-24%

Net income (loss)	$(7,567,187)	$(72,838,936)	$(65,271,749)	-90%
Revenue. For the three months ended March 31, 2025, revenue decreased $299,098, 64%, respectively, as compared to the three months ended March 31, 2024, primarily driven by a reduction in government related contracts.
Cost of revenue. For the three months ended March 31, 2025, cost of revenue decreased $854,998 or 41%, as compared to the three months ended March 31, 2024 driven by a reduction in revenue.
Depreciation. For the three months ended March 31, 2025, depreciation increased $54,191, or 13%, respectively, as compared to the three months ended March 31, 2024, due to the increase in property and equipment.
Research and development. For the three months ended March 31, 2025, research and development costs decreased $63,534, or 100%, respectively, compared to the three months ended March 31, 2024, due to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.
General and administrative. For the three months ended March 31, 2025, general and administrative costs increased $879,676, or 26%, respectively, compared to the three months ended March 31, 2024, driven by the SeaTrepid acquisition.
Other (income) expense, net. For the three months ended March 31, 2025, other expense is attributable to tax liabilities incurred in relation to activity in Brazil. For the three months ended March 31, 2024, other expense related primarily to proceeds received from the sale of expensed equipment.
Gain on lease termination. For the three months ended March 31, 2024, a gain on lease termination of $15,365 was reported, primarily due to the reduction in leased office space in Norway.

Loss on extinguishment of debt. For the three months ended March 31, 2024, a loss on the extinguishment of debt of $78,734,949 was reported driven by the Amendment and Exchange Agreement. See Note 7 "Notes Payable"
Change in fair value of warrant liabilities. For the three months ended March 31, 2025 and 2024, the Company reported a gain in the fair value of warrant liabilities of $50,888 and $8,309,623, respectively.
Change in fair value of New Convertible Debentures. For the three ended March 31, 2024, a gain on the fair value of the new convertible debentures of $4,504,426 was reported.
Change in fair value of November 2024 Debentures. For the three months ended March 31, 2025 a loss on the fair value of the new convertible debentures of $723,926 was reported.
Interest expense, net. For the three months ended March 31, 2025, interest expense, net decreased, $360,881 or 24% driven by interest on the convertible senior secured term loans.
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
As of March 31, 2025, the Company had $10,054,304 of cash and cash equivalents.
Significant sources and uses of cash during the three months ended March 31, 2025.
Sources of cash:
•The Company received net proceeds of $19,438,121 from equity financing attributable to the ATM share offering.
Uses of cash:
•Cash used in operating activities was $6,649,883, of which $1,018,412 was used to increase working capital.
•Cash used in investing activities related to the acquisition of SeaTrepid of $3,871,992 and capital expenditures of $47,989.
Indebtedness. The Company’s indebtedness as of March 31, 2025, is presented in Item 1, “Financial Statements – Note 7 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 8 – Leases.”
Critical Accounting Policies and Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgements, some of which may relate to matters that are inherently certain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Please refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion of our critical accounting estimates.
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
Our management, with the participation and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2025, as a result of the previously disclosed material weakness discussed below our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.
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
Through the years ended December 31, 2022 and 2023, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel and modifying a new Enterprise Resource Planning (ERP) System which assisted in the automation of processes, including standardizing workflows, enhancing segregation of duties, and ensuring compliance with policies. As a result of the significant turnover of key finance personnel at the end of 2023 and limited handover to the new finance team, we concluded there was a gap in the implementation of the above remediation initiatives.
In 2024, the Company identified material weaknesses in its internal controls over financial reporting related to: (1) ineffective design and operation of controls over significant complex transactions, which resulted in restatements of all interim periods of 2024 and (2) failure to remediate previously reported material weakness over ineffective design and operation of user access controls.
Remediation Plan. The company continues to implement certain remediation actions, such as the design and implementation of: (1) a formal Significant and Complex Transaction review process that will identify transactions that should be reviewed by 3rd party experts to ensure proper treatment and (2) user access controls and proper segregation of duties for all critical accounting systems, supported by formal policies and training for all Information Technology personnel. This will be fully implemented by the end of 2025.
Changes in internal control over financial reporting. During the fiscal quarter ended March 31, 2025, except as described above in "Remediation Plan" there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
During the three months ended March 31, 2025, there have been no material changes in the “Risk Factors” as set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC. The risks described therein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the first quarter of 2025, the Company issued 13,584,651 and 2,433,560 shares of common stock, respectively, to ATW I and SLS, upon their respective conversions of 1,319 and 200 shares of Series A Preference Stock.
The Company also issued 1,805,392 shares of Common Stock to ATW I and ATW II upon their converted of the 2024 Term Loan notes with a principal amount of $2,551,855 and interest payable of $318,718.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	July 18, 2024
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	December 27, 2024
3.4	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
10.1**++	Asset Purchase Agreement, dated March 5, 2025, by and among Nauticus Robotics Inc., SeaTrepid International, L.L.C., SeaTrepid Deepsea LLC, Remote Inspection Technologies, L.L.C. and each of the signatories thereto.	Form 8-K	001-40611	10.1	March 5, 2025
10.2**	Amendment No. 1 to Asset Purchase Agreement, dated March 20, 2025, by and among Nauticus Robotics Inc., SeaTrepid International, L.L.C., SeaTrepid Deepsea LLC, Remote Inspection Technologies, L.L.C. and each of the signatories thereto.	Form 8-K	001-40611	10.1	March 25, 2025
10.3† ++	Award Letter dated March 27, 2025.	Form 8-K	001-40611	10.1	April 2, 2025
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Management Contract

+ Filed herewith
*Furnished herewith

** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

++ Certain portions of this document that constitute confidential information have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2025

By:	/s/ Victoria Hay
Victoria Hay
Interim Chief Financial Officer

Date:	May 13, 2025