Form 10-Q
period 2025-06-30
Nauticus Robotics, Inc.
filed 2025-08-11
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of August 11, 2025, the registrant had 42,267,643 shares of common stock outstanding.

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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$2,663,404	$1,186,047
Restricted certificate of deposit	53,023	52,151
Accounts receivable, net	2,283,131	238,531
Inventories	913,341	880,594
Prepaid expenses	1,446,376	1,389,434
Other current assets	607,491	573,275
Assets held for sale	-	750
Total Current Assets	7,966,766	4,320,782

Property and equipment, net	22,238,369	17,115,246
Operating lease right-of-use assets, net	900,292	1,094,743
Other assets	123,465	154,316
Goodwill	10,652,389	-
Total Assets	$41,881,281	$22,685,087

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$5,715,381	$5,916,693
Accrued liabilities	9,389,088	5,602,721
Contract liability	343,493	346,279
Operating lease liabilities - current	459,249	435,307
Notes payable - current	2,403,163	-
Total Current Liabilities	18,310,374	12,301,000

Warrant liabilities	139,782	181,913
Operating lease liabilities - long-term	533,981	768,939
Notes payable - long-term, fair value option (related party)	3,119,892	2,583,832
Notes payable - long-term, net of discount (related party)	11,126,061	13,820,366
Notes payable - long-term, net of discount	13,431,413	12,531,332
Other liabilities	895,118	895,118
Total Liabilities	$47,556,621	$43,082,500

Stockholders’ Deficit:
Series A Convertible Preferred Stock $0.0001 par value; 40,000 shares authorized, 35,434 shares issued at June 30, 2025 and December 31, 2024 and 18,296 and 35,034 outstanding at June 30, 2025 and December 31, 2024, respectively.	$2	$4
Common stock, $0.0001 par value; 625,000,000 shares authorized, 37,404,948 and 9,761,895 shares issued at June 30, 2025 and December 31, 2024, respectively, and 37,404,948 and 9,761,895 shares outstanding at June 30, 2025 and December 31, 2024, respectively	3,739	976

Additional paid-in capital	263,082,863	233,342,188
Accumulated other comprehensive loss	(42,229)	(42,229)
Accumulated deficit	(268,719,715)	(253,698,352)
Total Stockholders’ Equity (Deficit)	(5,675,340)	(20,397,413)
Total Liabilities and Stockholders’ Deficit	$41,881,281	$22,685,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Service	$2,075,566	$501,708	$2,240,822	$966,062
Total revenue	2,075,566	501,708	2,240,822	966,062

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	3,504,043	2,875,394	4,743,000	4,969,349
Depreciation	574,563	411,586	1,054,939	837,771
Research and development	-	-	-	63,534
General and administrative	4,368,187	3,227,288	8,677,873	6,657,298
Total costs and expenses	8,446,793	6,514,268	14,475,812	12,527,952

Operating loss	(6,371,227)	(6,012,560)	(12,234,990)	(11,561,890)

Other (income) expense, net:
Other income, net	52,461	118,274	(34,936)	21,801
Gain on lease termination	-	(8,532)	-	(23,897)
Foreign currency transaction loss	274	4,296	3,541	9,443
Loss on extinguishment of debt	-	-	-	78,734,949
Change in fair value of warrant liabilities	8,757	(4,422,701)	(42,131)	(12,732,324)
Change in fair value of New Convertible Debentures	-	(7,410,303)	-	(11,914,729)
Change in fair value of November 2024 Debentures	(187,866)	-	536,060	-
Interest expense, net	1,209,323	1,165,431	2,323,839	2,640,828
Total other (income) expense, net	1,082,949	(10,553,535)	2,786,373	56,736,071

Net Income (loss)	$(7,454,176)	$4,540,975	$(15,021,363)	$(68,297,961)

Basic income (loss) per share (As adjusted, see Note 18)	$(0.26)	$2.33	$(0.53)	$(40.97)
Diluted loss per share (As adjusted, see Note 18)	$(0.26)	$(1.12)	$(0.53)	$(40.97)

Basic weighted average shares outstanding (As adjusted, see Note 18)	29,007,029	1,950,563	28,231,536	1,667,187
Diluted weighted average shares outstanding (As adjusted, see Note 18)	29,007,029	5,364,395	28,231,536	1,667,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at March 31, 2024	-	$-	1,592,140	$159	$78,875,003	$-	$(191,630,639)	$(112,755,477)
Stock-based compensation	-	-	-	-	809,310	-	-	809,310
Vesting of RSUs	-	-	46,665	5	(5)	-	-	-
Exercise of warrants	-	-	457,255	45	3,111,463	-	-	3,111,508
Conversion of convertible secured debentures	-	-	628,942	63	3,485,582	-	-	3,485,645
At the Market (ATM) share offering	-	-	1,406,424	141	9,357,813	-	-	9,357,954
Net income	-	-	-	-	-	-	4,540,975	4,540,975
Balance at June 30, 2024	-	$-	4,131,426	$413	$95,639,166	$-	$(187,089,664)	$(91,450,085)

Balance at March 31, 2025	19,846	$2	35,153,188	$3,515	$262,825,753	$(42,229)	$(261,265,539)	$1,521,502
Stock-based compensation	-	-	-	-	257,334	-	-	257,334
Conversion of Series A Preferred Stock to Common Stock	(1,550)	-	2,145,150	214	(214)	-	-	-
Vesting of RSUs	-	-	106,610	10	(10)	-	-	-
Net loss	-	-	-	-	-	-	(7,454,176)	(7,454,176)
Balance at June 30, 2025	18,296	$2	37,404,948	$3,739	$263,082,863	$(42,229)	$(268,719,715)	$(5,675,340)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	-	$-	1,389,884	$139	$77,004,714	$-	$(118,791,703)	$(41,786,850)
Stock-based compensation	-	-	-	-	1,339,965	-	-	1,339,965
Vesting of RSUs	-	-	90,587	9	(9)	-	-	-
Exercise of warrants	-	-	615,589	61	4,451,101	-	-	4,451,162
Conversion of convertible secured debentures	-	-	628,942	63	3,485,582	-	-	3,485,645
At the Market (ATM) share offering	-	-	1,406,424	141	9,357,813	-	-	9,357,954
Net loss	-	-	-	-	-	-	(68,297,961)	(68,297,961)
Balance at June 30, 2024	-	$-	4,131,426	$413	$95,639,166	$-	$(187,089,664)	$(91,450,085)

Balance at December 31, 2024	35,034	$4	9,761,895	$976	$233,342,188	$(42,229)	$(253,698,352)	$(20,397,413)
Stock-based compensation	-	-	-	-	570,015	-	-	570,015
Conversion of notes payable to Common Stock	-	-	1,805,392	181	2,870,392	-	-	2,870,573
Conversion of Series A Preferred Stock to Common Stock	(16,738)	(2)	18,163,361	1,815	(1,815)	-	-	(2)
At the Market (ATM) share offering	-	-	7,488,822	749	19,437,372	-	-	19,438,121
Earnout shares (contingent)	-	-	-	-	6,864,729	-	-	6,864,729
Vesting of RSUs	-	-	165,958	17	(17)	-	-	-
Other	-	-	19,520	1	(1)	-	-	-
Net loss	-	-	-	-	-	-	(15,021,363)	(15,021,363)
Balance at June 30, 2025	18,296	$2	37,404,948	$3,739	$263,082,863	$(42,229)	$(268,719,715)	$(5,675,340)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,021,363)	$(68,297,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,054,939	837,771
Accretion of debt discount	19,920	392,611
Amortization of debt issuance cost	350,303	312,440
Capitalized paid-in-kind (PIK) interest	338,782	-
Accretion of RCB Equities #1, LLC exit fee	48,624	48,475
Stock-based compensation	570,015	1,339,965
Change in fair value of warrant liabilities	(42,131)	(12,732,324)
Change in fair value of New Convertible Debentures	536,060	(11,914,729)
Loss on extinguishment of debt	-	78,734,949
Non-cash lease expense	205,688	171,962
Gain on disposal of assets	-	(3,102)
Write-off of property and equipment	-	29,350
Gain on lease termination	-	(23,897)
Changes in operating assets and liabilities:
Accounts receivable	(1,906,246)	35,969
Inventories	42,553	(18,710)
Contract assets	-	(482,576)
Other assets	1,335	1,232,368
Accounts payable and accrued liabilities	20,083	(2,347,781)
Contract liabilities	(2,786)	(2,310,041)
Operating lease liabilities	(222,228)	(55,937)
Net cash used in operating activities	(14,006,452)	(15,051,198)

Cash flows from investing activities:
Capital expenditures	(47,239)	(351,942)
Acquisition of business, net of cash acquired	(3,871,992)	-
Proceeds from sale of assets held for sale	-	419,720
Proceeds from sale of property and equipment	(500)	6,802
Net cash (used in) provided by investing activities	(3,919,731)	74,580

Cash flows from financing activities:
Proceeds from notes payable	-	14,305,000
Payment of debt issuance costs on notes payable	-	(1,316,791)
Proceeds from ATM offering	20,141,905	9,857,857
Payment of ATM commissions and fees	(703,784)	(499,903)
Repayment on notes payable	(34,581)	-
Net cash provided by financing activities	19,403,540	22,346,163

Net change in cash and cash equivalents	1,477,357	7,369,545

Cash and cash equivalents, beginning of period	1,186,047	753,398
Cash and cash equivalents, end of period	$2,663,404	$8,122,943

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,140	$111,875
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:

Conversion of 2024 Term Loan notes and interest to Common Stock	$2,870,573	$-
Earnout shares for acquisition	$6,864,729	$-
Debt assumed in acquisition	$2,437,743	$-
Accrued purchase price	$3,537,963	$-
Operating leases at inception	$-	$1,095,067
Exercise of warrants	$-	$4,451,163
Fair value of conversion of convertible secured debentures to common stock	$-	$3,485,645
Capitalized paid-in-kind (PIK) interest	$-	$649,922
Liabilities relieved through sale of asset held for sale	$-	$1,158,609
Transfer from assets held for sale to property and equipment	$-	$1,114,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of the Business
Nauticus Robotics, Inc. (the “Company,” “our,” “us” or “we”) is a developer of ocean robots, cloud software and services delivered to the ocean industry. Our principal corporate offices are located in Webster, Texas. Our portfolio includes fully autonomous underwater vehicles (AUVs), remotely operated vehicles (ROVs), robotic manipulators, an open robotic operating system, and related consulting and prototype services with a strong alignment to offshore energy and national security interests. Our technology solutions enable autonomous operations for both the commercial and defense sectors.
To effectively enter markets dominated by legacy solutions, Nauticus has developed innovative, value-driven technologies. Our flagship autonomous fully electric vehicle, Aquanaut® , provides advantages over conventional tethered ROVs and untethered AUVs. Aquanaut represents the next generation of subsea robotics integrating eight independent thrusters to precisely propel and position a hull design to maximize efficiency and speed high-resolution data collection, and autonomous fully electric manipulation comparable to traditional ROV operations. Nauticus ToolKITT™ is a sophisticated software platform that governs Nauticus’ suite of robotic products. It enables robots to perceive their environment, navigate in three dimensions, make autonomous decisions, and execute tasks with minimal human intervention. Nauticus ToolKITT has been deployed on third party commercial ROVs and competing robotic platforms, enhancing Nauticus’ ability to offer advanced inspection and intervention services. This software also plays a critical role in next-generation inspection services, a key industry need for ensuring the integrity of subsea pipelines and offshore infrastructure. The Olympic Arm™ is a fully electric subsea manipulator designed for complex intervention tasks on both work-class ROVs and Aquanaut. Its patented electric actuators replace traditional hydraulic systems.
The strategic acquisition of SeaTrepid International LLC (“SeaTrepid”), finalized on March 20, 2025, intends to integrate Nauticus AI-driven autonomy software, Nauticus ToolKITT, into SeaTrepid's existing remotely operated vehicle (ROV) fleet. The combination will showcase unprecedented advancements in power efficiency and operational performance across the industry. The ability of ROVs and Aquanaut to seamlessly communicate at depth unlocks new service opportunities, enabling two autonomous systems to collaborate in delivering cutting-edge underwater solutions.
Liquidity – The Company continues to develop its principal products and conduct research and development activities. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company has embarked on cost-cutting measures to continue to preserve cash. The Company may require additional liquidity to continue its operations over the next twelve months, which a current investor has continued to commit to support. The Company believes with this investor support that there will be sufficient resources to continue as a going concern for at least one year from the date that the condensed consolidated financial statements contained in this Form 10-Q are issued.
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
Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 2 to Nauticus Robotics, Inc.’s consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended June 30, 2025.
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
Cash and Cash Equivalents – The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts. There were no cash equivalents at June 30, 2025 or December 31, 2024.
Restricted Certificates of Deposit – The Company has restricted certificates of deposit of $53,023 and $52,151, held by a bank on our behalf as of June 30, 2025 and December 31, 2024, respectively which relate to a guarantee against corporate credit cards.
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
The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income in the year of recovery, in accordance with the entity’s accounting policy election. The total amount of write-offs and expected credit losses were $0 for the three and six months ended June 30, 2025 and $0 and $39 for the three and six months ended June 30, 2024, respectively. The allowance for current expected credit losses was $0 at June 30, 2025 and December 31, 2024.
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
Segment Reporting – Our operations represent a single reportable segment because each revenue stream possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance. The CODM is the Company's Chief Executive Officer. The CODM primarily assesses performance of the Company based upon consolidated net profit or loss, which is an appropriate measure of operating performance because it reflects ongoing profitability. Segment assets are measured and reviewed on a consolidated basis and are presented as total consolidated assets on the face of the balance sheet. The significant expenses regularly reviewed by the CODM are limited to the line items presented in the Condensed Consolidated Statement of Operations, and no further disaggregation is provided for segment review purposes. The CODM reviews the condensed

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
consolidated balance sheet and condensed consolidated statement of operations on a quarterly basis as a single reportable segment and uses this financial information in deciding how to allocate resources and assessing performance.
Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales for the three and six months ended June 30, 2025 and 2024, respectively.
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
Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Raw material and supplies	$863,141	$880,594
Work in progress	50,200	-
Total inventories	$913,341	$880,594
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain income tax positions as of June 30, 2025 and December 31, 2024.
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
Foreign Currency Gains and Losses – Foreign currency transaction gains and losses are included on determining net loss. The Company purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded $274 and $3,541 of foreign currency transaction losses for the three and six months ended June 30, 2025, respectively. The Company recorded $4,296 and $9,443 of foreign currency transaction losses for the three and six months ended June 30, 2024, respectively.
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
November 2024 Debentures
The November 2024 Debentures were estimated to have a fair value of $3,119,892 and $2,583,832 as of June 30, 2025 and December 31, 2024, respectively.

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
Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. The Company did not capitalize interest during the six months ended June 30, 2025 and 2024.

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
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the six months ended June 30, 2025, sales to nine customers accounted for 100% of total revenue. Sales to Customer A accounted for 44% of total revenue, sales to Customer B accounted for 25% of total revenue and Customer C accounted for 17% of total revenue. The total balance due from these customers as of June 30, 2025, comprised 80% of accounts receivable, net. During the six months ended June 30, 2024, sales to three customers accounted for 100% of total revenue. Sales to Customer D accounted for 28% of total revenue, sales to Customer E accounted for 22% of total revenue and sales to Customer F accounted for 50% of total revenue. The total balance due from these customers as of December 31, 2024 comprised 16% of accounts receivable, net. Loss of these customers could have a material adverse impact on the Company.
Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. There was no material impact to the condensed consolidated financial statements for these changes.
Accounting Standards Issued but not adopted as of June 30, 2025 – In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, an update that improves income statement expense disclosure requirements. Under ASU 2024-03 issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026 and should be applied prospectively. The adoption of ASU 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our financial statements.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our condensed consolidated financial statements.
3. Revenue
The following table presents the components of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost plus fixed fee	$2,075,566	$-	$2,240,822	$214,414
Firm fixed-price	-	501,708	-	751,648
Total	$2,075,566	$501,708	$2,240,822	$966,062
Our performance obligations under cost plus fixed fee agreements are generally satisfied over time as services are performed. Revenue is recognized based on daily rates for ROV operations and personnel, along with reimbursement of allowable costs as incurred. As such, all revenue under these agreements has been recognized over time in line with the progress of service delivery.
Contract Balances – Accounts receivable, net as of June 30, 2025 totaled $2,283,131 due from customers for contract billings and is expected to be collected within the next three to six months. As of December 31, 2024 and 2023, accounts receivable, net totaled $238,531 and $212,428, respectively. As of June 30, 2025, and December 31, 2024, allowance for current expected credit losses included in accounts receivable totaled $0 respectively. Bad debt expense was $0 for the

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
three and six months ended June 30, 2025 respectively and $0 and $39 for the three and six months ended June 30, 2024, respectively.
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets were $0 and $0 at June 30, 2025 and December 31, 2024 respectively.
Contract liabilities include billings in excess of revenue recognized and accruals for certain contract obligations. The Company had contract liabilities at June 30, 2025 and December 31, 2024 of $343,493 and $346,279, respectively.
Unfulfilled Performance Obligations – As of June 30, 2025, we expect to recognize approximately $180,000 of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.
If any of our contracts were to be modified or terminated, the expected value of the unfulfilled performance obligations of such contracts would be reduced.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid material purchases	$395,554	$394,950
Prepaid insurance	798,317	817,717
Other prepayments	252,505	176,767
Total prepaid expenses	$1,446,376	$1,389,434

Other current assets	607,491	573,275
Total other current assets	$607,491	$573,275
5. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	June 30, 2025	December 31, 2024
Land		$444,435	$-
Leasehold improvements	5	1,804,884	833,920
Property & equipment	3-5 years	11,863,554	7,528,597
Technology hardware equipment	3-5 years	1,969,841	1,966,841
Total		16,082,714	10,329,358
Less accumulated depreciation		(5,011,362)	(3,958,780)
Construction in progress		11,167,017	10,744,668
Total property and equipment, net		$22,238,369	$17,115,246

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued compensation	$450,847	$956,399
Accrued severance	336,538	1,031,731
Accrued professional fees	150,000	2,350
Accrued insurance	249,858	440,562
Accrued sales and property taxes	400,630	428,801
Accrued royalties	475,000	400,000
Accrued interest	3,432,419	2,302,878
Accrued purchase liability	3,537,963	-
Other accrued expenses	355,833	40,000
Total accrued expenses	$9,389,088	$5,602,721
On March 20, 2025, the Company completed the acquisition of SeaTrepid International LLC (“SeaTrepid”), an expert in providing subsea robotic services to customers throughout the world, for total consideration of $14,352,692 (see Note 10, "Business Combination"). As of June 30, 2025, a liability of $3,537,963, is outstanding to SeaTrepid payable in cash on or before September 30, 2025. This liability includes the preliminary post-closing working capital adjustment.

7. Notes Payable
Notes payable consisted of the following:

	June 30, 2025	December 31, 2024
November 2024 debentures - fair value (principal amount of $2,150,000 as of June 30, 2025 and December 31, 2024)	$3,119,892	$2,583,832
Convertible senior secured term loan	25,287,311	27,500,383
SBA loan	485,300	-
Ameristate loan	1,917,863	-
Total	30,810,366	30,084,215
Less: debt discount, net	(46,558)	(66,478)
Less: capitalized debt issuance costs	(857,205)	(1,207,509)
Senior bridge note exit fee provision	173,926	125,302
Less: current portion	(2,403,163)	-
Total notes payable – long-term	$27,677,366	$28,935,530
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
The fair value of the November 2024 Debentures at June 30, 2025 and December 31, 2024 was estimated at $3,119,892 and $2,583,832, respectively, using Monte Carlo simulations with the following assumptions at June 30, 2025: stock price of $0.90, a risk free rate of 3.91% implied volatility of 175% and a remaining term of 1.19 years and assumptions at December 31, 2024: stock price of $1.55, a risk free rate of 4.22% implied volatility of 138% and a remaining term of 1.69 years. A gain on change in fair value of $187,866 and a loss of $536,060 was reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. The principal amount of the November 2024 Debentures at June 30, 2025 and December 31, 2024 was $2,150,000.
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
On the closing of the Amendment and Exchange Agreement the existing 5% Original Issue Discount Senior Secured Convertible Debentures were extinguished. The Company has elected to measure the new convertible debentures at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option which eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. The new convertible debentures were measured at a fair value of $99,195,791 as of January 30, 2024, estimated using Monte Carlo simulations with the following assumptions: stock price of $16.52, a risk free rate of 4.23%, implied volatility of 121% and a remaining term of 2.61 years. A loss on extinguishment of debt of $78,734,949 was reported in the condensed consolidated statements of operations for the six months ended June 30, 2024. The fair value of the New Convertible Debentures at June 30, 2024 was estimated at $83,797,224 using Monte Carlo simulations with the following assumptions: stock price of $0.14, a risk free rate of 4.67%, implied volatility of 132% and a remaining term of 2.19 years. A gain on change in fair value $7,410,303 and $11,914,729 was reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2024.
Second Amendment and Exchange Agreement
On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New Convertible Debentures and certain other amounts outstanding with respect thereto, into shares of Series A preferred convertible stock (see Note 13 - "Equity").
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2024 Term Loan Note Conversions
During the six months ended June 30, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 1,805,392 shares of Common Stock.
Interest expense includes the following relating to the 2023 Term Loan, the December 2023 Incremental Loan, the January 2024 Incremental Loan, 2024 Loans and the May 2024 Incremental Loan (collectively the "convertible senior term loans"):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Debt discount amortization	$10,025	$9,944	$19,920	$19,868
Amortization of debt issuance costs	176,857	169,619	350,303	312,440
Provision for bridge note exit fee	24,472	24,263	48,624	48,475

Small Business Association Loan (SBA)

On June 19, 2020, SeaTrepid entered into a term loan with the US Small Business Administration in response to the COVID-19 pandemic. The loan amount is $485,300 with an annual interest rate of 3.75%, and a maturity date of June 19, 2050. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan, with an outstanding principal of $485,300 as of June 30, 2025, is now an obligation of the Company. The loan is secured by collateral which includes all tangible and intangible property of SeaTrepid. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement. As of June 30, 2025, the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before December 31, 2025, the outstanding loan balance has been classified as a current liability.

Ameristate Loan

On August 17, 2017, SeaTrepid entered into a term loan with AmeriState Bank. The loan amount was $2,335,000 with an annual interest rate of prime plus 2.5%, and a maturity date of May 4, 2036. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan with an outstanding principal of $1,917,863 as of June 30, 2025 is now an obligation of the Company. The loan is secured by collateral which includes all assets of SeaTrepid. The loan agreement includes customary affirmative and negative covenants, including financial covenants that require SeaTrepid to maintain a maximum Debt-to-Net Worth Ratio of 9.0 to 1.0 and a minimum Debt Service Coverage Ratio of 1.0 to 1.0, measured annually. The agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, compensate officers and owners, invest in fixed asset purchases, and dispose of collateral without the consent of the bank. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement and as such constitutes a non compliance with the financial covenants related to the debt-to-net worth ratio and debt service coverage ratio. As of June 30, 2025, the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before December 31, 2025, the outstanding loan balance has been classified as a current liability.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table presents the Company’s lease costs which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Fixed lease expense	$122,318	$122,798	$244,636	$259,443
Variable lease expense	54,081	89,910	126,275	214,271
Total operating lease expense	176,399	212,708	370,911	473,714
Short-term lease expense	39,379	6,915	47,236	27,428
Total lease expense	$215,778	$219,623	$418,147	$501,142
Cash paid for operating leases was $95,247 and $245,558 for the six months ended June 30, 2025, and 2024, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed consolidated balance sheets:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	$900,292	$1,094,743

Current portion of operating lease liabilities	459,249	435,307
Long-term operating lease liabilities	533,981	768,939
Total operating lease liabilities	$993,230	$1,204,246
For operating lease assets and liabilities, the weighted average remaining lease term was 2.7 years and 3 years as of June 30, 2025, and December 31, 2024, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 10.3% as of June 30, 2025, and 11.9% as of December 31, 2024.
The following table presents the Company’s maturities of lease liabilities as of June 30, 2025:

2025 (excluding the six months ended June 30, 2025)	$263,913
2026	535,267
2027	268,072
2028	25,387
Total lease payments	1,092,639
Total present value discount	(99,409)
Operating lease liabilities	$993,230
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

$3.95 million of the total consideration was paid in cash at closing and the remaining purchase price (excluding the contingent consideration) is due on or before September 30, 2025. The deferred amount is recorded in accrued liabilities in our condensed consolidated balance sheet as of June 30, 2025 and will be settled in cash.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The following table summarizes the consideration transferred to acquire SeaTrepid and preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date:

Cash consideration	$8,000,000
Earnout shares (fair value)	6,864,729
Purchase price adjustment	(512,037)
Total purchase price	$14,352,692

Purchase Price Allocation	March 20, 2025
Cash	$78,008
Accounts receivable, net	138,354
Inventory	75,300
Other current assets	62,515
Property and equipment	6,169,303
Goodwill	10,652,389
Accounts payable	(287,766)
Accrued liabilities	(97,668)
Notes payable - current	(2,437,743)
Total purchase price	$14,352,692

The allocation of the purchase price is preliminary and subject to adjustment during the measurement period, not to exceed one year from the acquisition date, as the Company finalizes valuations for tangible and intangible assets and earnout shares.

For additional details on the fair value measurement of the acquired assets and liabilities, including the valuation techniques used, see Note 19 Fair Value Measurements.

The results of SeaTrepid's operations have been included in the Company’s consolidated financial statements since the acquisition date. For the six months ended June 30, 2025, SeaTrepid contributed approximately $2,205,122 in revenue and $54,800 in net income.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024.

	Six months ended June 30,
	2025	2024
Revenue	$2,738,047	$6,220,974
Net loss	(15,669,970)	(66,467,103)

These pro forma amounts reflect the historical operating results of the Company and SeaTrepid, adjusted for the effects of the acquisition, including the additional depreciation that would have been charged assuming the fair value adjustments to acquired property and equipment had been applied from January 1, 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the six months ended June 30, 2025, the Company incurred $0.04 million of acquisition-related costs. These expenses are included in general and administration expense on the condensed consolidated statement of operations for the six months ended June 30, 2025. The supplemental pro forma net loss for the six months ended June 30, 2025 was adjusted to exclude the acquisition-related costs, and instead, these costs are reflected in pro forma net loss for the six months ended June 30, 2024.
11. Goodwill
The Company recognized goodwill as a result of the acquisition of SeaTrepid on March 20, 2025. The goodwill represents the excess of the purchase price over the fair value of net assets acquired and is attributable to expected synergies and the assembled workforce. The goodwill is not deductible for tax purposes.

As of June 30, 2025, goodwill totaled $10,652,389. The Company did not have any goodwill recorded on its balance sheet prior to this acquisition.

The Company evaluates goodwill for impairment annually as of December 31, or more frequently if events or changes in circumstances indicate the asset might be impaired. No indicators of impairment were identified through the second quarter of 2025.
12. Income Taxes
Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the three and six months ended June 30, 2025, or 2024. The Company has a full valuation allowance against its net deferred tax assets as of June 30, 2025, and December 31, 2024, respectively.
13. Equity
Series A Convertible Preferred Stock - A total of 18,296 and 35,034 shares of Series A Convertible Preferred Stock were outstanding at June 30, 2025 and December 31, 2024, respectively.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
As the par value per share of common stock was not changed in connection with the Reverse Stock Split, we recorded a decrease of $14,460 to common stock on our consolidated balance sheet with a corresponding increase in additional paid-in capital as of December 31, 2024. An adjustment to round fractional shares into whole shares was recorded in the year ended December 31, 2024 which increased common stock by 133,975 shares and $13 with a corresponding decrease in additional paid-in capital.
Unless otherwise noted, all references in the condensed consolidated financial statements and notes to condensed consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
On June 9, 2025, the Company’s stockholders approved a reverse stock split of the Company’s common stock at a ratio of up to 1-for-9, to be effected at the discretion of the Board of Directors. As of the date of this filing, the Board has not taken action to implement the split.
Common Stock – A total of 37,404,948 and 9,761,895 shares of Common Stock were outstanding as of June 30, 2025 and December 31, 2024, respectively.
During the first quarter of 2025, the Company conducted At The Market (“ATM”) offerings to offer and sell shares of the Company's Common Stock for an aggregate offering price of up to $20,189,798. Under this offering we issued and sold 7,488,822 shares, for gross proceeds of $20,141,905 and net proceeds of $19,438,121 after deducting commissions and offering expenses totaling $703,784.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the six months ended June 30, 2025, ATW I and SLS converted 14,438 and 2,300 shares of Series A Preferred Shares into 15,366,634 and 2,796,727 shares of Common Stock respectively. During the year ended December 31, 2024, ATW I converted 400 shares of Series A Preferred Shares into 554,931 shares of Common Stock.
During the six months ended June 30, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 1,805,392 shares of Common Stock.
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
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings’ Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 7,499,993, on a pre Reverse Stock Split basis (208,333 post Reverse Stock split) Earnout Shares which are held in escrow. The Earnout Shares will be released from escrow upon the occurrence of the following (each a "triggering event"):
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
As of June 30, 2025, the Earnout targets have not been achieved, and the Earnout Shares remain in escrow.

14. Warrants
Public Warrants – We assumed 8,624,991 Public Warrants on September 9, 2022 which remained outstanding as of June 30, 2025. For every 36 Public Warrants, the holder is entitled to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days of September 9, 2022, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise, subject to the terms of the governing warrant agreement, Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants expire on September 9, 2027, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.

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
The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2025 and December 31, 2024 at $31,778 and $9,080, respectively, based on their publicly-traded price. For the three months ended June 30, 2025 and 2024, the Company reported a loss in value of the Public Warrants of $11,465 and $6,900, respectively. For the six months ended June 30, 2025 and 2024, the Company reported a loss and gain in value of the Public Warrants of $22,698 and $192,338, respectively. The change in fair value of the Public Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
Private Warrants – We assumed 7,175,000 Private Warrants, which are not publicly traded, on September 9, 2022. These remained outstanding as of June 30, 2025. For every 36 Private Warrants, the holder is entitled to purchase one share of Common Stock at an exercise price of $11.50 and is identical in all material respects to the Public Warrants except that the Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.
The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2025 and December 31, 2024 at $11,682 and $7,884, respectively. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.90, no assumed dividends, a risk-free rate of 3.71%, implied volatility of 180.6%, and a remaining term of 2.19 years. For the three months ended June 30, 2025 and 2024, the Company reported a gain and loss in value of the Private Warrants of $1,179 and $12,386, respectively. For the six months ended June 30, 2025 and 2024, the Company reported a loss and gain in value of the Private Warrants of $3,798 and $155,669, respectively. The change in fair value of the Private Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
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
During the second quarter of 2024, the Company issued 1,890,066 shares of Common Stock, on a pre Reverse Stock Split basis, as payment for liquidated damages and interest of $4,320,690, and the damages and interest were recorded under interest expense in the condensed consolidated statements of operations. The settlement date of the liquidated damages occurred August 3, 2023, with a closing price of $1.95, with the change in the agreed upon price of $2.286 to settlement resulting in a gain of $635,061, which was also included in interest expense in the condensed consolidated statements of operations.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the six months ended June 30, 2024, ATW I exercised 615,589 SPA Warrants, on a post Reverse Stock Split basis, (22,161,186 pre Reverse Stock Split) SPA Warrants in exchange for Common Stock. The Company did not receive cash in respect of these transactions.
Unless context otherwise requires, the term “SPA Warrants” means (i) before the entry into the Letter Agreements, the Original SPA Warrants, and (ii) upon and following the entry into the Letter Agreements, (a) the Amended SPA Warrants, and (b) the New SPA Warrants.
The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2025, at $96,322 and as of December 31, 2024 at $164,949. The fair value of the SPA Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.90, no assumed dividends, implied volatility of 180.6%, and a remaining term of 2.19 years. The change in value of the SPA Warrants during the three months ended June 30, 2025 and 2024, was a gain of $1,499 and $4,441,987, respectively. The change in value of the SPA Warrants during the six months ended June 30, 2025 and 2024, was a gain of $68,627 and $12,384,317, respectively. The change in fair value of SPA Warrants was reported with other (income) expense in our condensed consolidated statements of operations.
15. Stock-Based Compensation
Our 2022 Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units (“RSU”s), restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock, or a combination thereof. As of June 30, 2025, 378,969 equity units remained outstanding.
Total stock-based compensation expense including options and RSUs for the three and six months ended June 30, 2025, net of forfeiture adjustments, totaled $257,334 and $570,015, respectively. Total stock-based compensation expense including options and RSUs for the three and six months ended June 30, 2024, net of forfeiture adjustments, totaled $809,310 and $1,339,965, respectively.
16. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $61,231 and $95,692 for the three and six months ended June 30, 2025, respectively. The Company’s cost for the 401(k) plan was $48,261 and $103,265 for the three and six months ended June 30, 2024, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
17. Related Party Transactions
ATW I, ATW II, ATW III, MIF and SLS are considered related parties as they can significantly influence the management of the Company, and we require their consent on all material transactions. Further, MIF is considered a related party as Adam Sharkawy is a member of the Board of Directors of the Company and the founder and managing partner of MIF.
SPA Warrants – The SPA Warrants are held by related parties ATW I, MIF and SLS Family Irrevocable Trust (see Note 14 – Warrants).
Exchanged Senior Secured Convertible Debenture - On January 30, 2024, the Company and certain of its subsidiaries and ATW I entered into the Amendment and Exchange Agreement, pursuant to which ATW I transferred its existing 5% Original Issue Discount Senior Secured Convertible Debenture to the Company in exchange for a new Original Issue Discount Exchanged Senior Secured Convertible Debenture due September 9, 2026 (the “New Convertible Debentures”) in the aggregate principal amount of $29,591,600. In addition, on January 30, 2024, the Company and certain of its subsidiaries entered into additional Amendment and Exchange Agreements with MIF and SLS on substantially similar terms, pursuant to which MIF and SLS transferred their existing 5% Original Issue Discount Senior Secured Convertible Debentures to the Company in exchange for New Convertible Debentures in the aggregate principal amount of $5,102,000 and $1,836,720, respectively. The fair value of the New Convertible Debentures was $99,195,791 upon issuance on January 30, 2024.
During the year ended December 31, 2024, ATW I and SLS converted Senior Secured Convertible Debentures with a principal value of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 4,818,836 and 699,053 shares of Common Stock, respectively. The fair value of the conversion was $29,741,859.
Second Amendment and Exchange Agreement - On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New Convertible Debentures and certain other amounts outstanding with respect thereto, into shares of Series A Preferred Stock.
On December 27, 2024, the Company and ATW I closed the exchange transaction, and the Company issued 27,588 shares of Series A Preferred Stock to ATW I. On December 31, 2024, the Company issued 2,504 and 5,342 shares of Series A Preferred Stock to SLS and MIF, respectively, (see Note 13, “Equity”).
Series A Convertible Preferred Stock - During the six months ended June 30, 2025, ATW I and SLS converted 14,438 and 2,300 shares of Series A Preferred Shares into 15,366,634 and 2,796,727 shares of Common Stock respectively. During the year ended December 31, 2024, ATW I converted 400 shares of Series A Preferred Shares into 554,931 shares of Common Stock.
November 2024 Debentures - On November 4, 2024, the Company entered into a Securities Purchase Agreement with ATW I, pursuant to which ATW I purchased, in a private placement, $1,150,000 in principal amount of debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of original issue discount senior secured convertible debentures (the “November 2024 Debentures”). On December 11, 2024, ATW I purchased, in a private placement, $1,000,000 in principal amount of debentures. The principal amount outstanding on the November 2024 Debentures at June 30, 2025 and December 31, 2024 was $2,150,000 and the fair value was $3,119,892 and $2,583,832, respectively.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the six months ended June 30, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 1,805,392 shares of Common Stock.
The principal amounts outstanding on the convertible senior term loans to related parties ATW I, ATW II, ATW III and MIF at June 30, 2025 were $1,643,933, $4,404,211, $1,155,306 and $4,309,674, respectively. The principal amount outstanding on the convertible senior term loans on December 31, 2024 to ATW I, ATW II, ATW III and MIF was $2,933,362, $5,666,638, $1,112,943 and $4,224,983, respectively. For the three and six months ended June 30, 2025, interest expense attributable to ATW I, ATW II, ATW III and MIF was $51,944, $139,161, $25,794 and $114,762 and $103,317, $276,793, $75,876 and $277,386, respectively. For the three and six months ended June 30, 2024, interest expense attributable to ATW I, ATW II, ATW III and MIF was $88,909, $189,501, $39,876 and $142,883, and $142,883, $333,552, $65,709 and $246,841, respectively.
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. On July 25, 2025, the Board appointed Jimena Begaries, also a Flexible Consulting LLC employee, as the Interim Chief Financial Officer succeeding Victoria Hay. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company for the three and six months ended June 30, 2025 and 2024 was $319,726 and $240,000, respectively, and accounts payable included $45,000 and $160,366 due to Flexible Consulting, LLC at June 30, 2025 and December 31, 2024, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Loss Per Share
The following table is the basic and diluted loss per share computation. For all periods presented, weighted average shares and loss per share reflect the effects of the Reverse Stock Split.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) for basic earnings per share	$(7,454,176)	$4,540,975	$(15,021,363)	$(68,297,961)
Adjustments to net income (loss) available to shareholders
Change in fair value of SPA warrant liabilities	-	(4,441,987)	-	-
New convertible debentures interest and change in fair value	-	(7,454,365)	-	-
Convertible secured debentures interest and amortization	-	1,326,657	-	-
Adjusted net loss for diluted earnings per share	$(7,454,176)	$(6,028,720)	$(15,021,363)	$(68,297,961)

Denominator:
Weighted average shares used to compute basic EPS	29,007,029	1,950,563	28,231,536	1,667,187
Dilutive effect of:
Stock options	-	-	-	-
Restricted and performance stock units	-	17,786	-	-
SPA Warrants	-	144,759	-	-
Convertible debt	-	3,251,287	-	-
Weighted average shares used to compute diluted EPS	29,007,029	5,364,395	28,231,536	1,667,187

Basic loss per share	$(0.26)	$2.33	$(0.53)	$(40.97)
Diluted loss per share	$(0.26)	$(1.12)	$(0.53)	$(40.97)

Anti-dilutive securities excluded from shares outstanding:
Stock options	12,104	50,736	14,715	50,736
Restricted and performance stock units	126,308	165,796	134,138	165,796
Warrants	545,419	438,889	545,419	583,648
Earnout shares	208,333	208,333	208,333	208,333
Seatrepid earnout shares	6,043,896	-	6,043,896	-
Convertible debt	7,982,654	-	7,982,654	3,251,287
Series A Convertible Preferred Stock	17,849,756	-	17,849,756	-
Total	32,768,470	863,754	32,778,911	4,259,800

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
The fair value of the November 2024 Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. At June 30, 2025, the following assumptions were used in order to estimate the fair value of the November 2024 Debentures: stock price of $0.90, a risk free rate of 3.91%, implied volatility of 175% and a remaining term of 1.19 years.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of June 30, 2025				Fair Value as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
November 2024 Debentures	$3,119,892	$-	$-	$3,119,892	$2,583,832	$-	$-	$2,583,832
Public Warrants	$31,778	$31,778	$-	$-	$9,080	$9,080	$-	$-
Private Warrants	11,682	-	-	11,682	7,884	-	-	7,884
SPA Warrants	96,322	-	-	96,322	164,949	-	-	164,949
Total warrant liability	$139,782	$31,778	$-	$108,004	$181,913	$9,080	$-	$172,833

Non-recurring fair value instruments:
Series A Preferred Stock					$110,300,391	$-	$-	$110,300,391

	Fair Value as of March 20, 2025				Fair Value as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
SeaTrepid Acquisition:
Land	$444,435	$-	$444,435	$-	$-	$-	$-	$-
Buildings	$970,904	$-	$970,904	$-	$-	$-	$-	$-
Machinery and equipment	$4,753,964	$-	$-	$4,753,964	$-	$-	$-	$-
Earnout shares	$6,864,729	$-	$-	$6,864,729	$-	$-	$-	$-
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities categorized within Level 3:

	November 2024 Debentures	Warrant Liability
Balance, December 31, 2024	$2,583,832	$172,833
Change in fair value of November 2024 Debentures	536,060	-
Change in fair value of warrant liabilities	-	(64,829)
Balance, June 30, 2025	$3,119,892	$108,004

20. Subsequent Events
ATM
On June 30, 2025, the Company commenced an “at-the-market” (ATM) offering under a previously filed shelf registration statement. As of the filing date of this Quarterly Report on Form 10-Q, we have issued and sold 2,008,713 shares, for gross

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
proceeds of $2,063,374 and net proceeds of $1,941,956 after deducting commissions and offering expenses totaling $121,418
Securities Purchase Agreement
On August 6, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a related party institutional investor (the “Investor”), pursuant to which the Investor agreed to purchase, in a private placement, shares Series B Convertible Preferred Stock for an aggregate purchase price of $2,940,000, as previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2025. On August 8, 2025, the Company and the Investor closed the Purchase Agreement transaction, and the Company issued 3,000 shares of Series B Convertible Preferred Stock to the Investor. For additional information regarding this transaction, refer to the Current Reports on Form 8-K filed on August 7, 2025 and August 8, 2025, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Overview

Nauticus Robotics, Inc. (the “Company,” “our,” “us” or “we”) is a developer of ocean robots, cloud software and intelligent services that transform operations in offshore energy, environmental monitoring, and defense. Our principal corporate offices are located in Webster, Texas. Our portfolio includes fully autonomous underwater vehicles ("AUVs"), remotely operated vehicles (“ROVs”) electric robotic manipulators, and the Nauticus ToolKITT™ software platform. Our technology solutions position us at the forefront of the global shift toward autonomy.

Our flagship autonomous vehicle, AQUANAUT®, provides advantages over conventionally tethered ROVs and traditional AUVs. Leveraging advanced thruster configurations, a streamlined hull, and integrated electric manipulation, AQUANAUT® performs complex subsea tasks with efficiency, precision, and minimal surface support. Nauticus ToolKITT™—our intelligent control and autonomy software—extends this capability across platforms, enabling robots to sense, decide, and act autonomously. Nauticus ToolKITT™ has already been deployed on third-party ROVs and is gaining traction as a transformative solution for inspection, maintenance, and intervention services. The Olympic Arm™ is a fully electric subsea manipulator designed for complex intervention tasks on both work-class ROVs and AQUANAUT® . Its patented electric actuators replace traditional hydraulic systems.

The strategic acquisition of SeaTrepid. finalized on March 20, 2025, intends to expand our operational fleet, enhance service capacity, and open cross-selling opportunities by integrating Nauticus ToolKITT™ into SeaTrepid’s operations. The combined portfolio sets a new standard for efficiency, performance, and flexibility in subsea services.

Recent Developments

We entered 2025 with significant momentum, strengthened by both strategic execution and market adoption:
•Operational Deployments – We successfully launched the 2025 offshore season with multiple ROV deployments, including a long-term drill support contract in the Gulf of Mexico and environmental operations off the U.S. East Coast. AQUANAUT® is now integrated into commercial operations, marking a critical milestone in its path to scaled revenue.
•Industry Recognition – Our technology received significant visibility at leading industry conferences. AQUANAUT® was featured in a technical paper presented by a supermajor at the Offshore Technology Conference, while our leadership team contributed to panels at both the DeepStar Technology Symposium and the Louisiana Energy Conference. These appearances highlight our growing influence as a thought leader in subsea autonomy.
•Integration Progress – SeaTrepid integration is delivering tangible results. The combined ROV and AQUANAUT® fleet is enabling us to engage a broader customer base, increase utilization, and expand into new geographies.
•Strategic Partnerships – We announced a collaboration with Open Ocean Robotics to pair AQUANAUT® with solar-powered uncrewed surface vessels, combining persistent surface monitoring with subsea autonomy to unlock cost-efficient, lower-carbon solutions. Additionally, we signed a multi-year master services agreement with Advanced Ocean Systems (AOS) to test integrated subsea and surface autonomy solutions, further expanding our innovation ecosystem.

Market Environment and Outlook

The offshore energy market remains robust, with vessel and subsea asset utilization in the Gulf of Mexico near multi-year highs. While the North American offshore wind sector experienced temporary delays due to policy shifts, recent easing of restrictions has revived select opportunities, and we are actively mobilizing for new wind-farm projects.
Adoption of autonomous subsea robotics is accelerating, driven by customer priorities around safety, efficiency, and data quality. Energy operators are increasingly leading this innovation push, creating tailwinds for advanced solutions like AQUANAUT® and Nauticus ToolKITT™.
Defense sector engagement is also gaining momentum, with increased activity at the prime contractor level. While awards typically flow first to larger primes, we are strategically positioned through partnerships, such as our alliance with Leidos, to participate in future contracts.

Overall, our near-term pipeline is stronger than ever, supported by active contracts, prospective projects in multiple basins, and international interest in our autonomous services.

Operational Performance and Product Advancement

Service revenue in the quarter was driven primarily by SeaTrepid’s ROV operations, now fully integrated into Nauticus. Importantly, cross-selling is beginning to take hold, as SeaTrepid’s customers express interest in AQUANAUT®, the Olympic Arm™, and Nauticus ToolKITT™.
AQUANAUT® is now mobilized with one of our ROVs on an active commercial environmental contract. While we addressed certain hardware refinements this quarter to improve reliability and uptime, these improvements are expected to yield stronger margins and consistent performance going forward.
Nauticus ToolKITT™ is approaching full commercial deployment. The first commercial release is ready for external testing, and we are advancing discussions with customers to integrate ToolKITT™ onto their own ROV fleets.

Finally, the Olympic Arm™ program continued to mature. Market demand for a compact, fully electric manipulator remains strong, and we intend to capitalize on that demand as development proceeds.

Conclusion

The first half of 2025 has been a period of decisive execution. We have integrated SeaTrepid, expanded our operational fleet, advanced AQUANAUT®, Nauticus ToolKITT™, and Olympic Arm™ toward full commercialization, and forged strategic alliances that extend our market reach.
With a strong ROV services pipeline, growing adoption of autonomous solutions, and AQUANAUT® revenue set to scale in the second half of the year, Nauticus is well positioned for growth. We remain focused on reliability, readiness, and disciplined capital deployment, confident that our strategy will unlock significant long-term value for our stakeholders.

Results of Operations
Three and six months ended June 30, 2025, compared to three and six months ended June 30, 2024
The following table sets forth summarized condensed consolidated financial information:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2025	2024	$	%	2025	2024	$	%
Revenue
Service	$2,075,566	$501,708	$1,573,858	314%	$2,240,822	$966,062	$1,274,760	132%
Total revenue	2,075,566	501,708	1,573,858	314%	2,240,822	966,062	1,274,760	132%

Costs and Expenses
Cost of revenue	3,504,043	2,875,394	628,649	22%	4,743,000	4,969,349	(226,349)	-5%
Depreciation	574,563	411,586	162,977	40%	1,054,939	837,771	217,168	26%
Research and development	-	-	-	0%	-	63,534	(63,534)	-100%
General and administrative	4,368,187	3,227,288	1,140,899	35%	8,677,873	6,657,298	2,020,575	30%
Total costs and expenses	8,446,793	6,514,268	1,932,525	30%	14,475,812	12,527,952	1,947,860	16%

Operating loss	(6,371,227)	(6,012,560)	358,667	6%	(12,234,990)	(11,561,890)	673,100	6%

Other (income) expense:
Other (income) expense, net	52,461	118,274	(65,813)	56%	(34,936)	21,801	(56,737)	-260%
Gain on lease termination	-	(8,532)	8,532	100%	-	(23,897)	23,897	-100%
Foreign currency transaction loss	274	4,296	(4,022)	-94%	3,541	9,443	(5,902)	-63%
Loss on extinguishment of debt	-	-	-	0%	-	78,734,949	(78,734,949)	100%
Change in fair value of warrant liabilities	8,757	(4,422,701)	4,431,458	100%	(42,131)	(12,732,324)	12,690,193	100%
Change in fair value of New Convertible Debentures	-	(7,410,303)	7,410,303	100%	-	(11,914,729)	11,914,729	100%
Change in fair value of November 2024 Debentures	(187,866)	-	(187,866)	-100%	536,060	-	536,060	-100%
Interest expense, net	1,209,323	1,165,431	43,892	4%	2,323,839	2,640,828	(316,989)	-12%

Net income (loss)	$(7,454,176)	$4,540,975	$11,995,151	-264%	$(15,021,363)	$(68,297,961)	$(53,276,598)	-78%
Revenue. For the three and six months ended June 30, 2025, revenue increased $1,573,858 or 314% and $1,274,760 or 132%, respectively, as compared to the three and six months ended June 30, 2024, primarily driven by the additional activity from the SeaTrepid acquisition performed in March 20, 2025.
Cost of revenue. For the three ended June 30, 2025, cost of revenue increased $628,649 or 22% as compared to the three months ended June 30, 2024 due to the additional revenue. For the six months ended June 30 2025, cost of revenue decreased $226,349 or 5%, as compared to the six months ended June 30, 2024 driven by cost control strategies.
Depreciation. For the three and six months ended June 30, 2025, depreciation increased $162,977 or 40% and $217,168, or 26%, respectively, as compared to the three and six months ended June 30, 2024, due to the increase in property and equipment primarily related to the acquisition of SeaTrepid.
Research and development. For the six months ended June 30, 2025, research and development costs decreased $63,534, or 100%, respectively, compared to the six months ended June 30, 2024, due to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market. From April 1, 2024, no costs were classified as research and development.

General and administrative. For the three and six months ended June 30, 2025, general and administrative costs increased 1,140,899 or 35% and $2,020,575, or 30%, respectively, compared to the three and six months ended June 30, 2024, driven by the SeaTrepid acquisition related costs as well as integration of their structure.
Other (income) expense, net. For the three months ended June 30, 2025, other expense is attributable to franchise tax liabilities incurred in relation to activity in Brazil. For the six months ended June 30, 2025, other expense related to prior year reimbursement of costs from client. For the three months ended June 30, 2024, other expense related primarily to franchise tax expense and taxes incurred from activity in Brazil. For the six months ended June 30, 2024, other expense related to franchise tax expense and taxes incurred from activity in Brazil partially offset by proceeds received from the sale of expensed equipment.
Gain on lease termination. For the three months ended June 30, 2024, a gain on lease termination of $8,532 was reported, relating to a second agreement to reduce leased office space in Norway. For the six months ended June 30, 2024, a gain on lease termination of $23,897 was reported, primarily due to the reduction in leased office space in Norway.
Loss on extinguishment of debt. For the six months ended June 30, 2024, a loss on the extinguishment of debt of $78,734,949 was reported driven by the Amendment and Exchange Agreement. See Note 7 "Notes Payable".
Change in fair value of warrant liabilities. For the three months ended June 30, 2025 the Company reported a loss in the fair value of warrant liabilities of $8,757; for the three months ended June 30 2024, the Company reported a gain in fair value of warrant liabilities $4,422,701. For the six months ended June 30, 2025 and 2024, the Company reported a gain in the fair value of warrant liabilities of $42,131 and $12,732,324, respectively.
Change in fair value of New Convertible Debentures. For the three and six months ended June 30, 2024, a gain on the fair value of the new convertible debentures of $7,410,303 and $11,914,729 was reported respectively.
Change in fair value of November 2024 Debentures. For the three months ended June 30, 2025 a gain on the fair value of the new convertible debentures of ($187,866); for the six months ended June 30, 2025 a loss on the fair value of the new convertible debentures of $536,060 was reported.
Interest expense, net. For the three months ended June 30, 2025, interest expense, net increased $43,892, or 4%, driven by interest on the convertible senior secured term loans. For the six months ended June 30, 2025, interest expense, net decreased, $316,989 or 12% driven by interest on the convertible senior secured term loans.
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
As of June 30, 2025, the Company had $2,663,404 of cash and cash equivalents.
Significant sources and uses of cash during the six months ended June 30, 2025.
Sources of cash:
•The Company received net proceeds of $19,403,540 from equity financing attributable to the ATM share offering.
Uses of cash:
•Cash used in operating activities was $14,006,452, of which $2,067,289 was used to increase working capital.
•Cash used in investing activities related to the acquisition of SeaTrepid of $3,871,992 and capital expenditures of $47,239.

Indebtedness. The Company’s indebtedness as of June 30, 2025, is presented in Item 1, “Financial Statements – Note 7 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 8 – Leases.”
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
Our management, with the participation and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2025, as a result of the previously disclosed material weakness discussed below our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.
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
Changes in internal control over financial reporting. During the fiscal quarter ended June 30, 2025, except as described above in "Remediation Plan" there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
During the three months ended June 30, 2025, there have been no material changes in the “Risk Factors” as set forth in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC. The risks described therein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the second quarter of 2025, the Company issued 1,781,983 and 363,167 shares of common stock, respectively, to ATW and SLS, upon their respective conversions of 1,250 and 300 shares of Series A Preference Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	July 18, 2024
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	December 27, 2024
3.4	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Management Contract

+ Filed herewith
*Furnished herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2025

By:	/s/ Jimena Begaries
Jimena Begaries
Interim Chief Financial Officer

Date:	August 11, 2025