Form 10-Q
period 2025-09-30
Nauticus Robotics, Inc.
filed 2025-11-14
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
(281) 942-9069
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	KITT	The Nasdaq Capital Market
Redeemable Warrants	KITTW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of November 13, 2025, the registrant had 13,710,615 shares of common stock outstanding.

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
The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on April 15, 2025 and in our subsequently filed Quarterly Reports as Form 10-Q, and in our prospectus or any prospectus supplement which are on file with the Securities and Exchange Commission.
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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$5,492,350	$1,186,047
Restricted certificate of deposit	53,411	52,151
Accounts receivable, net	1,097,224	238,531
Accounts receivable unbilled	283,210	-
Inventories	914,748	880,594
Prepaid expenses	1,666,462	1,389,434
Other current assets	81,706	573,275
Assets held for sale	-	750
Total Current Assets	9,589,111	4,320,782

Property and equipment, net	21,648,667	17,115,246
Operating lease right-of-use assets, net	800,419	1,094,743
Other assets	122,625	154,316
Goodwill	10,652,389	-
Total Assets	$42,813,211	$22,685,087

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$4,392,396	$5,916,693
Accrued liabilities	11,244,825	5,602,721
Contract liability	343,493	346,279
Operating lease liabilities - current	472,543	435,307
Notes payable - current	2,376,635	-
Notes payable - current, fair value option (related party)	2,711,954	-
Notes payable - current, net of discount (related party)	11,300,828	-
Notes payable - current, net of discount	13,647,910	-
Total Current Liabilities	46,490,584	12,301,000

Warrant liabilities	36,175	181,913
Operating lease liabilities - long-term	409,438	768,939
Notes payable - long-term, fair value option (related party)	-	2,583,832
Notes payable - long-term, net of discount (related party)	-	13,820,366
Notes payable - long-term, net of discount	-	12,531,332
Other liabilities	-	895,118
Total Liabilities	$46,936,197	$43,082,500

Stockholders’ Deficit:

Series A Convertible Preferred Stock $0.0001 par value; 40,000 shares authorized, 35,434 shares issued at September 30, 2025 and December 31, 2024 and 13,696 and 35,034 outstanding at September 30, 2025 and December 31, 2024, respectively.	$1	$-
Series B Convertible Preferred Stock $0.0001 par value; 50,000 shares authorized, 3,000 and 0 shares issued at September 30, 2025 and December 31, 2024, respectively and 3,000 and 0 outstanding at September 30, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.0001 par value; 625,000,000 shares authorized, 6,427,297 and 1,084,655 shares issued at September 30, 2025 and December 31, 2024, respectively, and 6,427,297 and 1,084,655 shares outstanding at September 30, 2025 and December 31, 2024, respectively	643	108
Additional paid-in capital	274,705,968	233,343,060
Accumulated other comprehensive loss	(42,229)	(42,229)
Accumulated deficit	(278,787,369)	(253,698,352)
Total Stockholders’ (Deficit)	(4,122,986)	(20,397,413)
Total Liabilities and Stockholders’ Deficit	$42,813,211	$22,685,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Service	$1,976,795	$370,187	$4,217,617	$1,336,249
Total revenue	1,976,795	370,187	4,217,617	1,336,249

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	4,266,894	2,648,019	9,009,892	7,617,368
Depreciation	590,820	446,087	1,645,759	1,283,858
Research and development	-	-	-	63,534
General and administrative	2,997,001	2,845,956	11,674,874	9,503,254
Total costs and expenses	7,854,715	5,940,062	22,330,525	18,468,014

Operating loss	(5,877,920)	(5,569,875)	(18,112,908)	(17,131,765)

Other (income) expense, net:
Other (income) expense, net	2,883	143,573	(32,051)	165,374
Gain on lease termination	-	-	-	(23,897)
Foreign currency transaction loss	48,807	11,833	52,348	21,276
Loss on extinguishment of debt	-	-	-	78,734,949
Change in fair value of warrant liabilities	(103,607)	(615,505)	(145,738)	(13,347,829)
Change in fair value of New Convertible Debentures	-	(24,199,071)	-	(36,113,800)
Change in fair value of November 2024 Debentures	(407,938)	-	128,122	-
Interest expense, net	1,221,883	1,157,468	3,545,722	3,798,296
Total other (income) expense, net	762,028	(23,501,702)	3,548,403	33,234,369

Net income (loss)	$(6,639,948)	$17,931,827	$(21,661,311)	$(50,366,134)

Basic income (loss) per share (As adjusted, see Note 18)	$(2.60)	$60.31	$(7.47)	$(237.23)
Diluted loss per share (As adjusted, see Note 18)	$(2.60)	$(3.23)	$(7.47)	$(237.23)

Basic weighted average shares outstanding (As adjusted, see Note 18)	3,878,466	297,334	3,357,726	212,307
Diluted weighted average shares outstanding (As adjusted, see Note 18)	3,878,466	1,698,797	3,357,726	212,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
					(As adjusted, see Note 13)
Balance at June 30, 2024	-	$-	-	$-	459,048	$46	$95,639,533	$-	$(187,089,664)	$(91,450,085)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(26,983)	-	(26,983)
Stock-based compensation	-	-	-	-	-	-	532,539	-	-	532,539
Reverse stock split round up	-	-	-	-	14,887	1	(1)	-	-	-
Vesting of RSUs	-	-	-	-	968	-	-	-	-	-
Exercise of warrants	-	-	-	-	4,248	-	184,094	-	-	184,094
Conversion of convertible secured debentures	-	-	-	-	146,957	15	6,279,612	-	-	6,279,627
Net income	-	-	-	-	-	-	-	-	17,931,827	17,931,827
Balance at September 30, 2024	-	$-	-	$-	626,108	62	$102,635,777	$(26,983)	$(169,157,837)	$(66,548,981)

Balance at June 30, 2025	18,296	$2	-	$-	4,156,106	$416	$263,086,186	$(42,229)	$(268,719,715)	$(5,675,340)
Stock-based compensation	-	-	-	-	-	-	398,225	-	-	398,225
Conversion of Series A Preferred Stock to Common Stock	(4,600)	(1)	-	-	1,082,231	108	(107)	-	-	-
Issuance of Series B Preferred Stock	-	-	3,000	-	-	-	2,855,000	-	-	2,855,000
At the Market ("ATM") share offering	-	-	-	-	1,106,261	111	4,938,966	-	-	4,939,077
Vesting of RSUs	-	-	-	-	18,555	2	(2)	-	-	-
Reverse stock split round up and Adj	-	-	-	-	64,144	6	(6)	-	-	-
Deemed dividend - Series A Down-round adjustment	-	-	-	-	-	-	3,427,706	-	(3,427,706)	-
Net loss	-	-	-	-	-	-	-	-	(6,639,948)	(6,639,948)
Balance at September 30, 2025	13,696	$1	3,000	$-	6,427,297	$643	$274,705,968	$(42,229)	$(278,787,369)	$(4,122,986)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
					(As adjusted, see Note 13)
Balance at December 31, 2023	-	$-	-	$-	154,432	$15	$77,004,838	$-	$(118,791,703)	$(41,786,850)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(26,983)	-	(26,983)
Stock-based compensation	-	-	-	-	-	-	1,872,504	-	-	1,872,504
Reverse stock split round up	-	-	-	-	14,887	1	(1)	-	-	-
Vesting of RSUs	-	-	-	-	11,033	1	(1)	-	-	-
Exercise of warrants	-	-	-	-	72,647	7	4,635,249	-	-	4,635,256
Conversion of convertible secured debentures	-	-	-	-	216,839	22	9,765,250	-	-	9,765,272
At the Market ("ATM") share offering	-	-	-	-	156,270	16	9,357,938	-	-	9,357,954
Net loss	-	-	-	-	-	-	-	-	(50,366,134)	(50,366,134)
Balance at September 30, 2024	-	$-	-	$-	626,108	$62	$102,635,777	$(26,983)	$(169,157,837)	$(66,548,981)

Balance at December 31, 2024	35,034	$4	-	$-	1,084,655	$108	$233,343,056	$(42,229)	$(253,698,352)	$(20,397,413)
Stock-based compensation	-	-	-	-	-	-	968,240	-	-	968,240
Conversion of notes payable to Common Stock	-	-	-	-	200,600	20	2,870,553	-	-	2,870,573
Conversion of Series A Preferred Stock to Common Stock	(21,338)	(3)	-	-	3,100,383	310	(307)	-	-	-
Issuance of Series B Preferred Stock	-	-	3,000	-	-	-	2,855,000	-	-	2,855,000
At the Market ("ATM") share offering	-	-	-	-	1,938,353	195	24,377,001	-	-	24,377,196
Earnout shares (contingent)	-	-	-	-	-	-	6,864,729	-	-	6,864,729
Vesting of RSUs	-	-	-	-	36,995	4	(4)	-	-	-
Reverse stock split round up and Adj	-	-	-	-	64,144	6	(6)	-	-	-
Other	-	-	-	-	2,167	-	-	-	-	-
Deemed dividend - Series A down-round adjustment	-	-	-	-	-	-	3,427,706	-	(3,427,706)	-
Net loss	-	-	-	-	-	-	-	-	(21,661,311)	(21,661,311)
Balance at September 30, 2025	13,696	$1	3,000	$-	6,427,297	$643	$274,705,968	$(42,229)	$(278,787,369)	$(4,122,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,661,311)	$(50,366,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,645,759	1,283,858
Accretion of debt discount	30,076	401,610
Amortization of debt issuance cost	530,645	486,758
Capitalized paid-in-kind (PIK) interest	514,756	833,119
Accretion of RCB Equities #1, LLC exit fee	73,418	73,058
Stock-based compensation	968,240	1,872,504
Change in fair value of warrant liabilities	(145,738)	(13,347,829)
Change in fair value of November 2024 Debentures	128,122	-
Change in fair value of New Convertible Debentures	-	(36,113,800)
Loss on extinguishment of debt	-	78,734,949
Non-cash lease expense	294,324	314,859
Gain on disposal of assets	-	(1,695)
Write-off of property and equipment	-	32,636
Gain on lease termination	-	(23,897)
Changes in operating assets and liabilities:
Accounts receivable	(1,003,549)	(185,298)
Inventories	41,146	(30,712)
Other assets	307,486	1,542,915
Accounts payable and accrued liabilities	(342,258)	(4,256,864)
Contract liabilities	(2,786)	(2,070,095)
Operating lease liabilities	(322,265)	(203,486)
Other liabilities	-	895,117
Net cash used in operating activities	(18,943,935)	(20,128,427)

Cash flows from investing activities:
Capital expenditures	(48,358)	(466,712)
Acquisition of business, net of cash acquired	(3,871,992)	-
Proceeds from sale of assets held for sale	-	420,220
Proceeds from sale of property and equipment	(500)	18,098
Net cash used in investing activities	(3,920,850)	(28,394)

Cash flows from financing activities:
Proceeds from notes payable	-	14,305,000
Payment of debt issuance costs on notes payable	-	(1,316,791)
Proceeds from ATM offering	24,377,196	9,857,857
Payment of ATM commissions and fees	-	(499,903)
Issuance of Series B Preferred Stock	2,855,000	-
Repayment on notes payable	(61,108)	-
Net cash provided by financing activities	27,171,088	22,346,163

Effects of changes in exchange rates on cash and cash equivalents	-	(26,983)

Net change in cash and cash equivalents	4,306,303	2,162,359

Cash and cash equivalents, beginning of period	1,186,047	753,398
Cash and cash equivalents, end of period	$5,492,350	$2,915,757

Supplemental disclosure of cash flow information:
Cash paid for interest	$109,015	$135,089
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Conversion of 2024 Term Loan notes and interest to Common Stock	$2,870,573	$-
Earnout shares for acquisition	$6,864,729	$-
Debt assumed in acquisition	$2,437,743	$-
Accrued purchase price	$3,655,086	$-
Deemed dividend from down-round adjustment	$3,427,706	$-
Operating leases at inception	$-	$1,095,067
Exercise of warrants	$-	$4,635,256
Fair value of conversion of convertible secured debentures to common stock	$-	$9,765,272
Liabilities relieved through sale of asset held for sale	$-	$1,158,609
Transfer from assets held for sale to property and equipment	$-	$1,119,864
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
Furthermore, during the quarter ended September 30, 2025 all of the Company's outstanding notes payable were reclassified from long-term to short-term due to maturity. Management intends to refinance or extend these obligations prior to maturity; however, no refinancing agreements were in place as of September 30, 2025. The company is evaluating financing alternatives, and management believes successful refinancing or renewal will be important in maintaining adequate liquidity during the next twelve months.
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
Summary of Significant Accounting Policies – The Company’s significant accounting policies are discussed in Note 2 to Nauticus Robotics, Inc.’s consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
for the year ended December 31, 2024. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2025.
Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) estimates of future costs to complete customer contracts recognized over time, (ii) valuation allowances for deferred income tax assets, (iii) valuation of stock-based compensation awards and (iv) the valuation of conversion options, warrants and earnouts, (v) fair value of the November 2024 Debentures and new convertible debentures, and (vi) the fair value of the SeaTrepid acquisition. Actual results could differ from those estimates.
Cash and Cash Equivalents – The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts. There were no cash equivalents at September 30, 2025 or December 31, 2024.
Restricted Certificates of Deposit – The Company has restricted certificates of deposit of $53,411 and $52,151, held by a bank on our behalf as of September 30, 2025 and December 31, 2024, respectively which relate to a guarantee against corporate credit cards.
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
The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income in the year of recovery, in accordance with the entity’s accounting policy election. The total amount of write-offs and expected credit losses were $0 for the three and nine months ended September 30, 2025 and $0 and $39 for the three and nine months ended September 30, 2024, respectively. The allowance for current expected credit losses was $0 at September 30, 2025 and December 31, 2024.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Segment Reporting – Our operations represent a single reportable segment because each revenue stream possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance. The CODM is the Company's Chief Executive Officer. The CODM primarily assesses performance of the Company based upon consolidated net profit or loss, which is an appropriate measure of operating performance because it reflects ongoing profitability. Segment assets are measured and reviewed on a consolidated basis and are presented as total consolidated assets on the face of the condensed consolidated balance sheet. The significant expenses regularly reviewed by the CODM are limited to the line items presented in the Condensed Consolidated Statement of Operations, and no further disaggregation is provided for segment review purposes. The CODM reviews the condensed consolidated balance sheet and condensed consolidated statement of operations on a quarterly basis as a single reportable segment and uses this financial information in deciding how to allocate resources and assessing performance.
Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales for the three and nine months ended September 30, 2025 and 2024, respectively.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Raw material and supplies	$864,548	$880,594
Work in progress	50,200	-
Total inventories	$914,748	$880,594
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain income tax positions as of September 30, 2025 and December 31, 2024.
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
Foreign Currency Gains and Losses – Foreign currency transaction gains and losses are included on determining net loss. The Company purchases certain materials and equipment from foreign companies and these transactions are generally denominated in the vendors’ local currency. The Company recorded $48,807 and $52,348 of foreign currency transaction losses for the three and nine months ended September 30, 2025 respectively. The Company recorded $11,833 and $21,276 of foreign currency transaction losses for the three and nine months ended September 30, 2024, respectively.

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

As of December 31, 2024, the fair value of the New Convertible Debentures was $0 compared to an initial fair value of 99,195,791 as of January 30, 2024, as a result of the New Convertible Debentures being exchanged to Series A Preferred stock on December 27, 2024 and December 31, 2024.
November 2024 Debentures
The November 2024 Debentures were estimated to have a fair value of $2,711,954 and $2,583,832 as of September 30, 2025 and December 31, 2024, respectively.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Capitalized Interest – The Company capitalizes interest costs incurred to work in progress during the related construction periods. Capitalized interest is charged to cost of revenue when the related completed project is delivered to the buyer. The Company did not capitalize interest during the nine months ended September 30, 2025 and 2024.
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
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the nine months ended September 30, 2025, sales to four customers accounted for 64% of total revenue. Sales to Customer A accounted for 24% of total revenue, sales to Customer B accounted for 14% of total revenue, sales to Customer C accounted for 13% of total revenue and sales to Customer D accounted for 13% of the total revenue. The total balance due from these customers as of September 30, 2025, comprised 74% of accounts receivable, net. During the nine months ended September 30, 2024, sales to three customers accounted for 91% of total revenue. Sales to Customer E accounted for 36% of total revenue, sales to Customer F accounted for 33% of total revenue and sales to Customer G accounted for 22% of total revenue. The total balance due from these customers as of December 31, 2024 comprised 16% of accounts receivable, net. Loss of these customers could have a material adverse impact on the Company.
Accounting Standards Issued but not adopted as of September 30, 2025 – In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, an update that improves income statement expense disclosure requirements. Under ASU 2024-03, issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026 and should be applied prospectively. The adoption of ASU 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our financial statements.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our condensed consolidated financial statements.
3. Revenue
The following table presents the components of our revenue:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost plus fixed fee	$1,976,795	$96,627	$4,217,617	$311,041
Firm fixed-price	-	273,560	-	1,025,208
Total	$1,976,795	$370,187	$4,217,617	$1,336,249
Our performance obligations under cost plus fixed fee agreements are generally satisfied over time as services are performed. Revenue is recognized based on daily rates for ROV operations and personnel, along with reimbursement of

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
allowable costs as incurred. As such, all revenue under these agreements has been recognized over time in line with the progress of service delivery.
Contract Balances – Accounts receivable, net as of September 30, 2025 totaled $1,097,224 due from customers for contract billings and is expected to be collected within the next three to six months. As of December 31, 2024 and 2023, accounts receivable, net totaled $238,531 and $212,428, respectively. As of September 30, 2025, and December 31, 2024, allowance for current expected credit losses included in accounts receivable totaled $0 respectively. Bad debt expense was $0 for the three and nine months ended September 30, 2025 respectively and $0 and $39 for the three and nine months ended September 30, 2024, respectively.
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. Contract assets were $0 at September 30, 2025 and December 31, 2024 respectively.
Contract liabilities include billings in excess of revenue recognized and accruals for certain contract obligations. The Company had contract liabilities at September 30, 2025 and December 31, 2024 of $343,493 and $346,279, respectively.
Unfulfilled Performance Obligations – As of September 30, 2025, we expect to recognize approximately $180,000 of revenue in future periods from unfulfilled performance obligations from existing contracts with customers.
If any of our contracts were to be modified or terminated, the expected value of the unfulfilled performance obligations of such contracts would be reduced.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid material purchases	$945,724	$394,950
Prepaid insurance	538,895	817,717
Other prepayments	181,843	176,767
Total prepaid expenses	$1,666,462	$1,389,434

Other current assets	81,706	573,275
Total other current assets	$81,706	$573,275

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	September 30, 2025	December 31, 2024
Land		$444,435	$-
Leasehold improvements	5	1,804,884	833,920
Property & equipment	3-5 years	11,864,673	7,528,597
Technology hardware equipment	3-5 years	1,969,841	1,966,841
Total		16,083,833	10,329,358
Less accumulated depreciation		(5,602,183)	(3,958,780)
Construction in progress		11,167,017	10,744,668
Total property and equipment, net		$21,648,667	$17,115,246

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued compensation	$355,051	$956,399
Accrued severance	336,538	1,031,731
Accrued professional fees	262,096	2,350
Accrued insurance	69,912	440,562
Accrued sales and property taxes	508,195	428,801
Accrued royalties	512,500	400,000
Accrued interest	5,104,884	2,302,878
Accrued purchase liability	3,655,086	-
Other accrued expenses	440,563	40,000
Total accrued expenses	$11,244,825	$5,602,721
On March 20, 2025, the Company completed the acquisition of SeaTrepid International LLC (“SeaTrepid”), an expert in providing subsea robotic services to customers throughout the world, for total consideration of $14,352,692 (see Note 10, "Business Combination"). As of September 30, 2025, a liability of $3,655,086, is outstanding to SeaTrepid payable in cash on or before September 30, 2025. This liability includes the preliminary post-closing working capital adjustment.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Notes Payable
Notes payable consisted of the following:

	September 30, 2025	December 31, 2024
November 2024 debentures - fair value (principal amount of $2,150,000 as of September 30, 2025 and December 31, 2024)	$2,711,954	$2,583,832
Convertible senior secured term loan	25,463,285	27,500,383
SBA loan	485,300	-
Ameristate loan	1,891,335	-
Total	30,551,874	30,084,215
Less: debt discount, net	(36,402)	(66,478)
Less: capitalized debt issuance costs	(676,864)	(1,207,509)
Senior bridge note exit fee provision	198,719	125,302
Total notes payable – current	$30,037,327	$28,935,530
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
The November 2024 Debentures provide for, among other items: (a) an interest rate of the Prime Rate published in the Wall Street Journal plus 2% per annum, payable quarterly and added to the principal amount of the November 2024 Debentures, and/or in cash, at the Company’s option; (b) conversion by the holder into shares of the Company’s Common Stock at any time (subject to limitations on conversion described therein); (c) a conversion price of $8.26 (subject to adjustment as provided therein) with shares of the Company’s Common Stock issuable on conversion determined by dividing 120% of the applicable “conversion amount” (as defined in the November 2024 Debentures) by the conversion price; (d) an alternate conversion price at the lower of (1) $8.26 (subject to adjustment as provided therein) and (2) the greater of a floor price of $1.652 (subject to adjustment as provided therein) and 98% of the lowest VWAP of the Company’s shares of Common Stock during the applicable 10-trading day period (subject to payment in cash if the applicable VWAP calculation is less than the floor price); (e) a maturity date of September 9, 2026, and (f) an option by the holder to extend the maturity date by an additional year.
In addition, the exercise price of the November 2024 Debentures is subject to customary anti-dilution adjustments, and, in the case of a subsequent equity sale at a per share price below the exercise price, the exercise price will be adjusted to such lower price.
The fair value of the November 2024 Debentures at September 30, 2025 and December 31, 2024 was estimated at $2,711,954 and $2,583,832, respectively, using Monte Carlo simulations with the following assumptions at September 30, 2025: stock price of $2.88, a risk free rate of 3.70% implied volatility of 172% and a remaining term of 0.94 years and assumptions at December 31, 2024: stock price of $13.95, a risk free rate of 4.22% implied volatility of 138% and a remaining term of 1.69 years. A gain on change in fair value of $407,938 and a loss of $128,122 was reported in the

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. The principal amount of the November 2024 Debentures at September 30, 2025 and December 31, 2024 was $2,150,000.
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
On the closing of the Amendment and Exchange Agreement the existing 5% Original Issue Discount Senior Secured Convertible Debentures were extinguished. The Company has elected to measure the new convertible debentures at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option which eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. The new convertible debentures were measured at a fair value of $99,195,791 as of January 30, 2024, estimated using Monte Carlo simulations with the following assumptions: stock price of $16.52, a risk free rate of 4.23%, implied volatility of 121% and a remaining term of 2.61 years. A loss on extinguishment of debt of $78,734,949 was reported in the condensed consolidated statements of operations for the nine months ended September 30, 2024. The fair value of the New Convertible Debentures at September 30, 2024 was estimated at $53,222,499 using Monte Carlo simulations with the following assumptions: stock price of $1.41, a risk free rate of 4.11%, implied volatility of 123% and a remaining term of 1.94 years. A gain on change in fair value $24,199,071

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and $36,113,800 was reported in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.
Second Amendment and Exchange Agreement
On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New Convertible Debentures and certain other amounts outstanding with respect thereto, into shares of Series A Preferred Stock (see Note 13 - "Equity").
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the Common Stock on any trading day during the period commencing on the date immediately preceding the date that the applicable notice of redemption is delivered to the Lenders and ending on the trading day immediately prior to the date the Company makes the entire payment required to be made in connection with such redemption.
The Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $1,944.00 per share of Common Stock (the “Conversion Price”), subject to certain customary anti-dilution adjustments as described in the 2023 Term Loan Agreement.
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
The 2024 Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the 2024 Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $148.50 per share of Common Stock, subject to certain adjustments as described in the 2024 Term Loan Agreement.
On January 3, 2025, the Company reduced the conversion price of the loans under the 2024 Term Loan Agreement dated as of January 30, 2024 to $14.31 on a post reverse split basis.
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
2024 Term Loan Note Conversions
During the nine months ended September 30, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 200,600 shares of Common Stock.
Interest expense includes the following relating to the 2023 Term Loan, the December 2023 Incremental Loan, the January 2024 Incremental Loan, 2024 Loans and the May 2024 Incremental Loan (collectively the "convertible senior term loans"):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Debt discount amortization	$10,156	$10,074	$30,076	$29,942
Amortization of debt issuance costs	180,341	174,318	530,644	486,758
Provision for bridge note exit fee	24,794	24,583	73,418	73,058

Small Business Association Loan (SBA)

On June 19, 2020, SeaTrepid entered into a term loan with the US Small Business Administration in response to the COVID-19 pandemic. The loan amount is $485,300 with an annual interest rate of 3.75%, and a maturity date of June 19, 2050. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan, with an outstanding principal of $485,300 as of September 30, 2025, is now an obligation of the Company. The loan is secured by collateral which includes all tangible and intangible property of SeaTrepid. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement. As of September 30, 2025, the lender had not issued a notice of

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
default. As a result of this and as the Company intends to repay the loan on or before December 31, 2025, the outstanding loan balance has been classified as a current liability.

Ameristate Loan

On August 17, 2017, SeaTrepid entered into a term loan with AmeriState Bank. The loan amount was $2,335,000 with an annual interest rate of prime plus 2.5%, and a maturity date of May 4, 2036. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan with an outstanding principal of $1,891,335 as of September 30, 2025 is now an obligation of the Company. The loan is secured by collateral which includes all assets of SeaTrepid. The loan agreement includes customary affirmative and negative covenants, including financial covenants that require SeaTrepid to maintain a maximum Debt-to-Net Worth Ratio of 9.0 to 1.0 and a minimum Debt Service Coverage Ratio of 1.0 to 1.0, measured annually. The agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, compensate officers and owners, invest in fixed asset purchases, and dispose of collateral without the consent of the bank. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement and as such constitutes a non compliance with the financial covenants related to the debt-to-net worth ratio and debt service coverage ratio. As of September 30, 2025, the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before December 31, 2025, the outstanding loan balance has been classified as a current liability.

Reclassification of Debt

During the quarter ended September 30, 2025, all of the Company's outstanding notes payable were reclassified from long-term to short-term liabilities, as the related obligations mature within twelve months of the balance sheet date.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table presents the Company’s lease costs which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fixed lease expense	$120,928	$129,510	$365,564	$388,953
Variable lease expense	55,135	47,353	181,410	261,624
Total operating lease expense	176,063	176,863	546,974	650,577
Short-term lease expense	7,650	6,915	54,886	34,343
Total lease expense	$183,713	$183,778	$601,860	$684,920
Cash paid for operating leases was $365,564 and $379,720 for the nine months ended September 30, 2025, and 2024, respectively.
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed consolidated balance sheets:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	$800,419	$1,094,743

Current portion of operating lease liabilities	472,543	435,307
Long-term operating lease liabilities	409,438	768,939
Total operating lease liabilities	$881,981	$1,204,246
For operating lease assets and liabilities, the weighted average remaining lease term was 2.4 years and 3 years as of September 30, 2025, and December 31, 2024, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 11.5% as of September 30, 2025, and 11.9% as of December 31, 2024.
The following table presents the Company’s maturities of lease liabilities as of September 30, 2025:

2025 (excluding the nine months ended September 30, 2025)	$131,609
2026	535,267
2027	268,072
2028	25,387
Total lease payments	960,335
Total present value discount	(78,354)
Operating lease liabilities	$881,981
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

$3.95 million of the total consideration was paid in cash at closing and the remaining purchase price (excluding the contingent consideration) was due on or before September 30, 2025 per the asset purchase agreement. The Company and counterparty mutually agreed to defer the payment, with the settlement now scheduled for November 2025. The deferred amount is recorded in accrued liabilities in our condensed consolidated balance sheet as of September 30, 2025 and will be settled in cash.

The acquisition of SeaTrepid includes a contingent consideration arrangement in which the Company agreed to issue shares of its common stock to the sellers of SeaTrepid, subject to the achievement of $4 million of business revenue for the year ended December 31, 2025. In accordance with the asset purchase agreement executed on March 5, 2025, the number of earnout shares is equal to $5.5 million divided by the Minimum Price, as defined under Nasdaq Rule 5635(d), determined as of the date of the asset purchase agreement. The Company calculated the number of earnout shares equals 671,544 shares, based on a Minimum Price of $8.19 as of the date of execution of the asset purchase agreement. At the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $6.9 million, which is included in the total consideration transferred for the business combination. The contingent consideration is classified as equity in accordance with ASC 815-40, as it will be settled in a fixed number of shares and does not meet the definition of a derivative or liability. As such, it will not be remeasured in future periods.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The results of SeaTrepid's operations have been included in the Company’s consolidated financial statements since the acquisition date. For the nine months ended September 30, 2025, SeaTrepid contributed approximately $4,181,918 in revenue and $1,666,453 in net income.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024.

	Nine months ended September 30,
	2025	2024
Revenue	$4,714,842	$9,178,003
Net loss	(22,309,918)	(48,049,681)

These pro forma amounts reflect the historical operating results of the Company and SeaTrepid, adjusted for the effects of the acquisition, including the additional depreciation that would have been charged assuming the fair value adjustments to acquired property and equipment had been applied from January 1, 2024.

For the nine months ended September 30, 2025, the Company incurred $0.04 million of acquisition-related costs. These expenses are included in general and administration expense on the condensed consolidated statement of operations for the nine months ended September 30, 2025. The supplemental pro forma net loss for the nine months ended September 30, 2025 was adjusted to exclude the acquisition-related costs, and instead, these costs are reflected in pro forma net loss for the nine months ended September 30, 2024.
11. Goodwill
The Company recognized goodwill as a result of the acquisition of SeaTrepid on March 20, 2025. The goodwill represents the excess of the purchase price over the fair value of net assets acquired and is attributable to expected synergies and the assembled workforce. The goodwill is not deductible for tax purposes.

As of September 30, 2025, goodwill totaled $10,652,389. The Company did not have any goodwill recorded on its balance sheet prior to this acquisition.

The Company evaluates goodwill for impairment annually as of December 31, or more frequently if events or changes in circumstances indicate the asset might be impaired. No indicators of impairment were identified through the third quarter of 2025.
12. Income Taxes
Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the three and nine months ended September 30, 2025, or 2024. The Company has a full valuation allowance against its net deferred tax assets as of September 30, 2025, and December 31, 2024, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Equity
Series B Convertible Preferred Stock - A total of 3,000 and 0 shares of Series B Convertible Preferred Stock were outstanding at September 30, 2025 and December, 2024, respectively.
On August 6, 2025, the “Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company and ATW pursuant to which the Company agrees to issue and sell in a private offering to ATW 3,000 shares of Series B Convertible Preferred Stock of the Company, $0.0001 par value (the “Series B Preferred Stock”), at a price per share of $980 (the “Preferred Offering”) for an aggregate purchase price of $2,940,000. The Preferred Offering also relates to the offering of the shares of the Company’s common stock issuable upon the conversion of or otherwise pursuant to the terms of the Series B Preferred Stock.
On August 7, 2025, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designations of Rights and Preferences of the Series B Convertible Preferred Stock of the Company and designated 50,000 shares of Series B Preferred Stock. On August 8, 2025, the Company and ATW closed on the initial closing transactions contemplated by the Purchase Agreement, and the Company issued 3,000 shares of Series B Preferred Stock to ATW.
Each share of Series B Preferred Stock has a stated value of $1,000 per share and, when issued, the Series B Preferred Stock will be fully paid and non-assessable. The Series B Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company, unless the Required Holders (as defined in the Purchase Agreement) consent to the creation of other capital stock of the Company that is senior or on parity in rank (which, for the avoidance of doubt, such parity stock shall include the Series A Convertible Preferred Stock, $0.0001 par value, of the Company) to the Series B Preferred Stock.
The holders of Series B Preferred Stock will be entitled to a 10% per annum dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of Common Stock, when and if actually paid. The dividends are payable to each record holder of the Series B Preferred Stock in shares of Common Stock so long as there has been no Equity Conditions Failure (as defined in the Certificate of Designations), and the Company may, at its option, under certain circumstances, capitalize the dividend by increasing the stated value of each Preferred Shares or elect a combination of the capitalized dividend and a payment in dividend shares.

If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Purchase Rights”), then each holder of Series B Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all the Series B Preferred Stock held by such holder immediately prior to the date as of which the record holders of shares of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights at the Alternate Conversion Price (as defined below); subject to certain limitations on beneficial ownership.

Conversion at Option of Holder

At any time from and after the first date of issuance of any Preferred Shares (the “Initial Issuance Date”), each holder of Series B Preferred Stock may convert all, or any part, of the outstanding Series B Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares” herein) at the fixed “Conversion Price” of $8.26, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. The amounts to be converted include unpaid dividends and other charges for the Preferred Shares.

Subject to the rules and regulations of the Nasdaq, the Company has the right, at any time, with the written consent of the Required Holders, to lower the fixed conversion price to any amount and for any period of time deemed appropriate by the board of directors of the Company.

Alternate Conversion at the Holder’s Election

At any time after the Initial Issuance Date, a holder may elect to convert the Series B Preferred Stock held by such holder at the “Alternate Conversion Price” equal to the lesser of:

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•the Conversion Price; and
•the greater of:
◦the floor price of $1.6524 (the “Floor Price”); and
◦98% of the lowest volume weighted average price ("VWAP") of the Common Stock during the 10 consecutive trading days immediately prior to such conversion.

Alternate Conversion Upon a Triggering Event

Following the occurrence and during the continuance of a Triggering Event (as defined below), each holder may alternatively elect to convert the Series B Preferred Stock at the “Alternate Conversion Price”.

The Series B Certificate of Designations contains standard and customary triggering events (each, a “Triggering Event” including certain Bankruptcy Triggering Event), including but not limited to: (i) the suspension from trading or the failure to list the Common Stock within certain time periods; (ii) failure to declare or pay any dividend when due; (iii) the occurrence of any default under, redemption of or acceleration prior to maturity of at least an aggregate of $500,000 of Indebtedness (as defined in the Purchase Agreement) of the Company, (iv) the Company’s failure to cure a conversion failure of failure to deliver shares of the Common Stock upon conversion, or notice of the Company’s intention not to comply with a request for conversion of any Series B Preferred Stock, and (v) bankruptcy or insolvency of the Company.
From and after the occurrence and during the continuance of any Triggering Event, the Dividend Rate in effect shall automatically be increased to the lesser of 18% per annum and the maximum rate permitted under applicable law.
If at the time of a conversion the Alternate Conversion Price is determined to be the Floor Price because such Floor Price is greater than 98% of the lowest VWAP of a share of Common Stock during the ten (10) trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion.
Series A Convertible Preferred Stock - A total of 13,696 and 35,034 shares of Series A Convertible Preferred Stock were outstanding at September 30, 2025 and December 31, 2024, respectively.
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
The Series A Preferred Stock holders may convert all, or any part, of the outstanding Series A Preferred Stock, at any time at such holder’s option, into shares of the Common Stock at the fixed “Conversion Price” of $8.26, which is subject to proportional adjustments, or a holder may elect to convert the Series A Preferred Stock held by such holder at the “Alternate Conversion Price” (as defined in the Series A Certificate of Designation) at holder’s election or at certain triggering event. The Company has the right to redeem in cash all, but not less than all, the shares of Series A Preferred Stock then outstanding at a 25% redemption premium to the greater of (i) the Conversion Amount being redeemed, and (ii)

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the product of (1) the Conversion Rate with respect to the Conversion Amount being redeemed, multiplied by (2) the equity value of the Common Stock underlying the Series A Preferred Stock.
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
On August 6, 2025, the Company issued additional equity securities (see Series B Convertible Preferred Stock) at a price per share below the then-effective conversion price of its Series A Preferred Stock. Under the terms of the Series A Certificate of Designation, a full-ratchet anti-dilution adjustment was triggered, reducing the conversion price of the Series A Preferred Stock from $11.07 per share to $8.26 per share (on a post–reverse-stock-split basis). The resulting $3,427,706 value transfer was recorded as a reclassification within equity (charged to Accumulated Deficit and credit to APIC) and treated as a deemed dividend to preferred shareholders for EPS purposes. There was no impact on total stockholders’ equity or the consolidated statement of operations.
Reverse Stock Split
On September 2, 2025, the Company filed a certificate of amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-9 reverse stock split of the shares of the Company's common stock, par value $0.0001 per share on September 5, 2025. No fractional shares were issued in connection with the reverse stock split, but were instead be rounded up to the nearest whole share. The Reverse Stock Split resulted in 42,758,379 shares of common stock being converted in to 4,750,954 shares of common stock. The Board of Directors of the Company approved the Certificate of Amendment to meet the share bid price requirements of the NASDAQ Capital Market. The Company’s stockholders approved the Certificate of Amendment at a special meeting held on June 25, 2025.
All options, warrants and other convertible securities of the Company outstanding immediately prior to the effectiveness of the Certificate of Amendment were adjusted in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.
Each stockholder’s percentage ownership interest in the Company and proportional voting power will remain virtually unchanged by the Certificate of Amendment, except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of the Company’s common stock will be substantially unaffected.
As the par value per share of common stock was not changed in connection with the 1-for-9 Reverse Stock Split, there was no change in the par value of the preferred stock related to the 1-for-9 Reverse Stock Split recorded in the period ended September 30, 2025.
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
As the par value per share of common stock was not changed in connection with the 1-for-36 Reverse Stock Split, we recorded a decrease of $14,460 to common stock on our consolidated balance sheet with a corresponding increase in additional paid-in capital as of December 31, 2024. An adjustment to round fractional shares into whole shares was recorded in the year ended December 31, 2024 which increased common stock by 133,975 shares and $13 with a corresponding decrease in additional paid-in capital.
Unless otherwise noted, all references in the condensed consolidated financial statements and notes to condensed consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split.
Common Stock – A total of 6,427,297 and 1,084,655 shares of Common Stock were outstanding as of September 30, 2025 and December 31, 2024, respectively.
On June 30, 2025, the Company commenced an At-The-Market ("ATM") offering under a previously filed shelf registration statement. During the three months ended September 30, 2025 we issued and sold 1,106,261 shares, for gross proceeds of $5,160,244 and net proceeds of $4,938,966, after deducting commissions and offering expenses totaling $221,278.
During the first quarter of 2025, the Company conducted ATM offerings to offer and sell shares of the Company's Common Stock for an aggregate offering price of up to $20,189,798. Under this offering we issued and sold 832,092 shares, for gross proceeds of $20,141,905 and net proceeds of $19,438,121 after deducting commissions and offering expenses totaling $703,784.
During the nine months ended September 30, 2025, ATW I and SLS converted 19,038 and 2,300 shares of Series A Preferred Shares into 2,789,635 and 310,748 shares of Common Stock respectively. During the year ended December 31, 2024, ATW I converted 400 shares of Series A Preferred Shares into 61,659 shares of Common Stock.
During the nine months ended September 30, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 200,600 shares of Common Stock.
During the year ended December 31, 2024, the Company entered into an ATM Offering Agreement to offer and sell shares of our Common Stock having an aggregate offering price of up to $9,858,269. Under this offering we issued and sold 156,270 shares, for gross proceeds of $9,857,857 and net proceeds of $9,357,954 after deducting commissions and offering expenses totaling $499,903.
During the year ended December 31, 2024, ATW I and SLS converted New Convertible Debentures with a fair value of $29,741,859 principal values of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 535,427 and 77,673 shares of Common Stock, respectively.
Earnout Shares – Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings’ Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 23,149 Earnout Shares which are held in escrow. The Earnout Shares will be released from escrow upon the occurrence of the following (each a "triggering event"):

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of September 30, 2025, the Earnout targets have not been achieved, and the Earnout Shares remain in escrow.

14. Warrants
Public Warrants – We assumed 8,624,991 Public Warrants on September 9, 2022 which remained outstanding as of September 30, 2025. For every 324 Public Warrants, the holder is entitled to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants is not effective within 120 days of September 9, 2022, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise, subject to the terms of the governing warrant agreement, Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants expire on September 9, 2027, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.
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
The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2025 and December 31, 2024 at $1,569 and $9,080, respectively, based on their publicly-traded price. For the three months ended September 30, 2025 and 2024, the Company reported a gain in value of the Public Warrants of

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$30,209 and $131,100, respectively. For the nine months ended September 30, 2025 and 2024, the Company reported a loss and gain in value of the Public Warrants of $7,511 and $323,438, respectively. The change in fair value of the Public Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
Private Warrants – We assumed 7,175,000 Private Warrants, which are not publicly traded, on September 9, 2022. These remained outstanding as of September 30, 2025. For every 324 Private Warrants, the holder is entitled to purchase one share of Common Stock at an exercise price of $11.50 and is identical in all material respects to the Public Warrants except that the Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after July 14, 2026, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.
The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2025 and December 31, 2024 at $572 and $7,884, respectively. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $2.88, no assumed dividends, a risk-free rate of 3.60%, implied volatility of 167.8%, and a remaining term of 1.94 years. For the three months ended September 30, 2025 and 2024, the Company reported a gain in value of the Private Warrants of $11,110 and $109,609, respectively. For the nine months ended September 30, 2025 and 2024, the Company reported a loss and gain in value of the Private Warrants of $7,312 and $265,278, respectively. The change in fair value of the Private Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of September 30, 2025, at $34,034 and as of December 31, 2024 at $164,949. The fair value of the SPA Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.90, no assumed dividends, implied volatility of 180.6%, and a remaining term of 2.19 years. The change in value of the SPA Warrants

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
during the three months ended September 30, 2025 and 2024, was a gain of $62,288 and $374,796, respectively. The change in value of the SPA Warrants during the nine months ended September 30, 2025 and 2024, was a gain of $130,915 and $12,759,113, respectively. The change in fair value of SPA Warrants was reported with other (income) expense in our condensed consolidated statements of operations.
15. Stock-Based Compensation
Our 2022 Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units (“RSU”s), restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock, or a combination thereof. As of September 30, 2025, 112,214 equity units remained outstanding.
Total stock-based compensation expense including options and RSUs for the three and nine months ended September 30, 2025, net of forfeiture adjustments, totaled $398,225 and $968,240, respectively. Total stock-based compensation expense including options and RSUs for the three and nine months ended September 30, 2024, net of forfeiture adjustments, totaled $532,539 and $1,872,504, respectively.
16. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $51,896 and $147,586 for the three and nine months ended September 30, 2025, respectively. The Company’s cost for the 401(k) plan was $41,648 and $144,913 for the three and nine months ended September 30, 2024, respectively.
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
During the year ended December 31, 2024, ATW I and SLS converted Senior Secured Convertible Debentures with a principal value of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 535,427 and 77,673 shares of Common Stock, respectively. The fair value of the conversion was $29,741,859.
Second Amendment and Exchange Agreement - On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement by and among the Company and ATW I, SLS and MIF pursuant to which such

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Series A Convertible Preferred Stock - During the nine months ended September 30, 2025, ATW I and SLS converted 19,038 and 2,300 shares of Series A Preferred Shares into 2,789,635 and 310,748 shares of Common Stock respectively. During the year ended December 31, 2024, ATW I converted 400 shares of Series A Preferred Shares into 61,659 shares of Common Stock.
Series B Convertible Preferred Stock - On August 6, 2025, the “Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company and ATW pursuant to which the Company agrees to issue and sell in a private offering to ATW 3,000 shares of Series B Convertible Preferred Stock of the Company, $0.0001 par value (the “Series B Preferred Stock”), at a price per share of $980 (the “Preferred Offering”) for an aggregate purchase price of $2,940,000. The Preferred Offering also relates to the offering of the shares of the Company’s common stock issuable upon the conversion of or otherwise pursuant to the terms of the Series B Preferred Stock. During the nine months ended September 30, 2025, ATW has made not converted any shares of Series B Preferred Shares into shares of Common Stock.
November 2024 Debentures - On November 4, 2024, the Company entered into a Securities Purchase Agreement with ATW I, pursuant to which ATW I purchased, in a private placement, $1,150,000 in principal amount of debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of original issue discount senior secured convertible debentures (the “November 2024 Debentures”). On December 11, 2024, ATW I purchased, in a private placement, $1,000,000 in principal amount of debentures. The principal amount outstanding on the November 2024 Debentures at September 30, 2025 and December 31, 2024 was $2,150,000 and the fair value was $2,711,954 and $2,583,832, respectively.
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
During the nine months ended September 30, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 200,600 shares of Common Stock.
The principal amounts outstanding on the convertible senior term loans to related parties ATW I, ATW II, ATW III and MIF at September 30, 2025 were $1,643,933, $4,404,211, $1,177,311 and $4,353,665, respectively. The principal amount outstanding on the convertible senior term loans on December 31, 2024 to ATW I, ATW II, ATW III and MIF was $2,933,362, $5,666,638, $1,112,943 and $4,224,983, respectively. For the three and nine months ended September 30, 2025, interest expense attributable to ATW I, ATW II, ATW III and MIF was $52,515, $140,690, $26,572 and $117,011 and $155,831, $417,483, $71,116 and $331,772, respectively. For the three and nine months ended September 30, 2024, interest expense attributable to ATW I, ATW II, ATW III and MIF was $103,635, $192,216, $40,815, and $146,845, and $251,674, $524,531, $105,544 and $390,339, respectively.
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. On July 25, 2025, the Board appointed Jimena Begaries, also a Flexible Consulting LLC employee, as the Interim Chief Financial Officer succeeding Victoria Hay. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company for the three and nine months ended

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2025 and 2024 was $275,000 and $907,684, and $270,000 and $758,000 respectively. Accounts payable included $45,000 and $160,366 due to Flexible Consulting, LLC at September 30, 2025 and December 31, 2024, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Loss Per Share
The following table is the basic and diluted loss per share computation. For all periods presented, weighted average shares and loss per share reflect the effects of the Reverse Stock Split (see note 13, Equity).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continued operations	$(6,639,948)	$17,931,827	$(21,661,311)	$(50,366,134)

Deemed dividend – Series A down-round adjustment	(3,427,706)	-	(3,427,706)	-
Net Income (loss) for basic earnings per share	$(10,067,654)	$17,931,827	$(25,089,017)	$(50,366,134)

Change in fair value of SPA warrant liabilities	-	(374,796)	-	-
New convertible debentures interest and change in fair value	-	(24,199,071)	-	-
Convertible secured debentures interest and amortization	-	1,151,356	-	-
Adjusted net loss for diluted earnings per share	$(10,067,654)	$(5,490,684)	$(25,089,017)	$(50,366,134)

Denominator:
Weighted average shares used to compute basic EPS	3,878,466	297,334	3,357,726	212,307
Dilutive effect of:
Stock options	-	-	-	-
Restricted and performance stock units	-	133	-	-
SPA Warrants	-	11,837	-	-
Convertible debt	-	1,389,493	-	-
Weighted average shares used to compute diluted EPS	3,878,466	1,698,797	3,357,726	212,307

Basic income (loss) per share	$(2.60)	$60.31	$(7.47)	$(237.23)
Diluted loss per share	$(2.60)	$(3.23)	$(7.47)	$(237.23)

Anti-dilutive securities excluded from shares outstanding:
Stock options	1,020	2,781	1,431	2,781
Restricted and performance stock units	93,726	37,019	41,179	37,020
Warrants	60,603	48,766	60,603	60,603
Earnout shares	23,148	23,149	23,148	23,149
Seatrepid earnout shares	671,544	-	671,544	-
Convertible debt	978,435	-	978,435	1,389,493
Series A and B Convertible Preferred Stock	2,424,688	-	2,424,688	-
Total	4,253,164	111,715	4,201,028	1,513,046

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
The fair value of the November 2024 Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. At September 30, 2025, the following assumptions were used in order to estimate the fair value of the November 2024 Debentures: stock price of $2.88, a risk free rate of 3.70%, implied volatility of 172% and a remaining term of 0.94 years.
The fair value of the Public, Private and SPA Warrants are measured at each reporting date in accordance with ASC 820-10. The Public Warrants were valued based on their publicly-traded price. The Private and SPA Warrants are considered Level 3 measurements as they involve significant unobservable inputs.
In connection with the acquisition of SeaTrepid on March 20, 2025, the Company measured the identifiable assets acquired and liabilities assumed at fair value in accordance to ASC 820-10. The fair value of land and buildings acquired were measured using the market approach and considered Level 2 measurements as observable inputs from comparable sales were used. Machinery and equipment acquired were measured using cost approach and considered Level 3 measurements due to the use of unobservable inputs. The fair value of the earnout shares related to the acquisition were measured using the Monte Carlo simulation model. The model incorporates Level 3 inputs, including stock price of $10.26, stock price volatility of 99.9%, revenue volatility of 101.4%, risk free rate of 4.15% and a remaining term of 0.78 years.
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
In connection with the issuance of Series B Preferred Stock on August 6, 2025, the Company measured the fair value of the Series A Preferred stock using a Monte Carlo simulation model. Consistent with the guidance in ASC 260-10-S99-2, the valuation incorporated two separate simulations: (a) the fair value of the instrument assuming the pre-reset conversion price ($11.07 per share post-reverse stock split), and (b) the fair value of the instrument assuming the reduced conversion price resulting from the down-round trigger ($8.26 per share post-reverse stock split). All other model inputs, including the fair value of the Company’s common stock, volatility, and risk-free interest rate, were held constant between the two simulations. The incremental fair value resulting from the difference between these two measurements represents the value transferred due to the down-round feature and was recognized in the period’s fair-value remeasurement.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and the related activity for the periods presented:

	Fair Value as of September 30, 2025				Fair Value as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
November 2024 Debentures	$2,711,954	$-	$-	$2,711,954	$2,583,832	$-	$-	$2,583,832

Public Warrants	$1,569	$1,569	$-	$-	$9,080	$9,080	$-	$-
Private Warrants	572	-	-	572	7,884	-	-	7,884
SPA Warrants	34,034	-	-	34,034	164,949	-	-	164,949
Total warrant liability	$36,175	$1,569	$-	$34,606	$181,913	$9,080	$-	$172,833

Non-recurring fair value instruments:
Series A Preferred Stock	$-	$-	$-	$-	$110,300,391	$-	$-	$110,300,391
Series A Preferred Stock - Strike price $8.26	$28,909,104	$-	$-	$-	$-	$-	$-	$-
Series A Preferred Stock - Strike price $11.07	$25,481,398	$-	$-	$-	$-	$-	$-	$-

	Fair Value as of March 20, 2025				Fair Value as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
SeaTrepid Acquisition:
Land	$444,435	$-	$444,435	$-	$-	$-	$-	$-
Buildings	$970,904	$-	$970,904	$-	$-	$-	$-	$-
Machinery and equipment	$4,753,964	$-	$-	$4,753,964	$-	$-	$-	$-
Earnout shares	$6,864,729	$-	$-	$6,864,729	$-	$-	$-	$-
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities categorized within Level 3:

	November 2024 Debentures	Warrant Liability
Balance, December 31, 2024	$2,583,832	$172,833
Change in fair value of November 2024 Debentures	128,122	-
Change in fair value of warrant liabilities	-	(138,227)
Balance, September 30, 2025	$2,711,954	$34,606

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

20. Subsequent Events
On October 16, 2025, the Company received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the requirement to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million, as set forth in Nasdaq Listing Rule 5550(b)(2) (the “Listing Requirement”). The Nasdaq notification has no immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “KITT.” The Company is evaluating various options to regain compliance with the Listing Requirement, which may include corporate or market-based actions, including establishing compliance under the alternative stockholders’ equity standard set forth in Nasdaq Listing Rule 5550(b)(1). The Company intends to monitor its market value and stockholders’ equity and is preparing a plan to regain compliance.
On October 27, 2025, the Company announced the establishment of a $250 million equity line of credit facility to fund potential acquisitions and growth initiatives. In connection with this facility, the Company launched a strategic initiative to expand into deep-sea rare earth and mineral exploration through targeted acquisitions of businesses and technologies that complement its existing autonomous systems portfolio. This initiative is intended to leverage the Company’s advanced robotics, artificial intelligence, and subsea automation capabilities to support sustainable innovation and environmental stewardship in subsea resource development. The Company believes this strategy aligns with its broader objectives to participate responsibly in the global energy transition and to strengthen its position in critical mineral exploration markets. For more information please refer to the 8K filed on October 27, 2025.
On October 25, 2025, the Company entered into an Amendment Agreement to the 2023 Term Loan Agreement with each Lender, pursuant to which the conversion price was reduced to $1.76 for the period ending on November 7, 2025. On October 29, 2025, the Company received notice that one of its lenders converted $3.7 million of outstanding debt to equity under the September 2023 Term Loan. For more information please refer to the 8K filed on October 27, 2025.

On October 24, 2025 and October 31, 2025, the Company commenced ATM offerings of up to $93.6 million in the aggregate under a previously filed SEC shelf registration statement.

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

Our flagship autonomous vehicle, Aquanaut®, provides advantages over conventionally tethered ROVs and traditional AUVs. Leveraging advanced thruster configurations, a streamlined hull, and integrated electric manipulation, Aquanaut® performs complex subsea tasks with efficiency, precision, and minimal surface support. Nauticus ToolKITT™—our intelligent control and autonomy software—extends this capability across platforms, enabling robots to sense, decide, and act autonomously. Nauticus ToolKITT™ has already been deployed on third-party ROVs and is gaining traction as a transformative solution for inspection, maintenance, and intervention services. The Olympic Arm™ is a fully electric subsea manipulator designed for complex intervention tasks on both work-class ROVs and Aquanaut® . Its patented electric actuators replace traditional hydraulic systems. These technologies, coupled with the integration of the SeaTrepid acquisition in March 2025, position Nauticus at the forefront of the industry’s shift toward autonomy.

Recent Developments

We continued into the second half of 2025 with significant momentum, strengthened by both strategic execution and market adoption:
•Operational Deployments – Our ROV fleet remained utilized during the quarter. The ROV assigned to a drill ship completed its project and redeployed to the U.S. Northeast to perform offshore wind‑farm inspections at the beginning of August followed by additional work in the Gulf of America to finish out the quarter. Our second ROV remained in the Gulf of America completing work for Oil and Gas producers and environmental contractors while also supporting Aquanaut testing and operations. We completed projects for nine different customers in the Gulf of America, underscoring strong demand for our services. Aquanaut Vehicle 2 completed all operational readiness requirements and performed open water testing in the quarter.
•Industry Recognition – In late August, Aquanaut reached a new depth record of 2,300 meters off the coast of Louisiana, without a tether. This qualification test yielded valuable data on Aquanaut and Nauticus ToolKITT™, particularly regarding acoustic‑communication in ultra‑deep water. These results validated the robustness of our underwater communications strategy and confirmed that the current 2,300‑meter capability covers roughly 90% of global oil‑and‑gas fields. We plan to continue testing down to the Aquanaut design depth of 3,000 meters when market demand warrants.
•Integration Progress – SeaTrepid integration is delivering tangible results. The combined ROV and Aquanaut® fleet is enabling us to engage a broader customer base, increase utilization, and expand into new geographies.
•Customer and pipeline updates – Market response to our expanded service offerings remains overwhelmingly positive. Oil‑and‑gas and environmental‑agency customers are requesting operational windows on our Gulf Coast schedule. Customers continue to approach us for additional commercial work and also to sponsor additional testing and development to further expand our value proposition.

Market Environment and Outlook

The offshore energy market remains robust, with vessel and subsea asset utilization in the Gulf of America near multi-year highs. While the North American offshore wind sector experienced temporary delays due to policy shifts, recent easing of restrictions has revived select opportunities, and we are actively mobilizing for new wind-farm projects.

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

Operational Performance and Product Advancement

Service revenue in the quarter was fueled by SeaTrepid’s ROV operations. Cross‑selling momentum continues: SeaTrepid’s longstanding customers are expressing interest in our autonomous solutions, while Nauticus’ existing customers are contracting ROV services for both oil‑and‑gas and environmental projects. The integration of the SeaTrepid fleet and workforce has enabled higher utilization and broadened our geographic reach.

Aquanaut® achieved several milestones during the quarter. Vehicle 2 has shown to be operationally ready and deepwater qualification tests pushed the platform to 2,300 meters. Data from these tests are guiding software and engineering improvements and expanding our technical lead in untethered operations.

Nauticus ToolKITT™ commercialization remains on track. The software has been exercised extensively during deepwater tests, and in testing at our location in Florida. Following the quarter end we deployed Nauticus ToolKITT™ on our two Comanche ROV’s performing pool and open water tests and completing our first commercial operation by deploying our autonomy stack on a third-party ROV. This is advancing commercial discussions with existing and new clients.

Finally, the Olympic Arm™ program continues to mature. Market demand for a compact, fully electric manipulator remains strong, and we intend to capitalize on that demand as development proceeds.

Conclusion

The third quarter of 2025 reflects continued momentum and execution. We expanded our operational footprint, achieved new deepwater milestones with Aquanaut® and demonstrated reliable ultra‑deepwater communications. Customer demand remains robust across oil‑and‑gas, wind and environmental sectors, and our services pipeline is healthy. With a strong team, a differentiated technology suite, and growing market acceptance, Nauticus is poised to lead the next phase of subsea autonomy and create long‑term value for our stakeholders.

Results of Operations
Three and nine months ended September 30, 2025, compared to three and nine months ended September 30, 2024
The following table sets forth summarized condensed consolidated financial information:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2025	2024	$	%	2025	2024	$	%
Revenue
Service	$1,976,795	$370,187	$1,606,608	434%	$4,217,617	$1,336,249	$2,881,368	216%
Total revenue	1,976,795	370,187	1,606,608	434%	4,217,617	1,336,249	2,881,368	216%

Costs and Expenses
Cost of revenue	4,266,894	2,648,019	1,618,875	61%	9,009,892	7,617,368	1,392,524	18%
Depreciation	590,820	446,087	144,733	32%	1,645,759	1,283,858	361,901	28%
Research and development	-	-	-	0%	-	63,534	(63,534)	-100%
General and administrative	2,997,001	2,845,956	151,045	5%	11,674,874	9,503,254	2,171,620	23%
Total costs and expenses	7,854,715	5,940,062	1,914,653	32%	22,330,525	18,468,014	3,862,511	21%

Operating loss	(5,877,920)	(5,569,875)	308,045	6%	(18,112,908)	(17,131,765)	981,143	6%

Other (income) expense:
Other (income) expense, net	2,883	143,573	(140,690)	98%	(32,051)	165,374	(197,425)	-119%
Gain on lease termination	-	-	-	0%	-	(23,897)	23,897	100%
Foreign currency transaction loss	48,807	11,833	36,974	312%	52,348	21,276	31,072	146%
Loss on extinguishment of debt	-	-	-	0%	-	78,734,949	(78,734,949)	-100%
Change in fair value of warrant liabilities	(103,607)	(615,505)	511,898	83%	(145,738)	(13,347,829)	13,202,091	99%
Change in fair value of New Convertible Debentures	-	(24,199,071)	24,199,071	100%	-	(36,113,800)	36,113,800	100%
Change in fair value of November 2024 Debentures	(407,938)	-	(407,938)	-100%	128,122	-	128,122	-100%
Interest expense, net	1,221,883	1,157,468	64,415	6%	3,545,722	3,798,296	(252,574)	-7%

Net income (loss)	$(6,639,948)	$17,931,827	$24,571,775	-137%	$(21,661,311)	$(50,366,134)	$(28,704,823)	-57%
Revenue. For the three and nine months ended September 30, 2025, revenue increased $1,606,608 or 434% and $2,881,368 or 216%, respectively, as compared to the three and nine months ended September 30, 2024, primarily driven by the additional activity from the SeaTrepid acquisition performed on March 20, 2025.
Cost of revenue. For the three months ended September 30, 2025, cost of revenue increased $1,618,875 or 61% as compared to the three months ended September 30, 2024 due to the cost of additional revenue. For the nine months ended September 30 2025, cost of revenue increased $1,392,524 or 18%, as compared to the nine months ended September 30, 2024 driven by the increase in revenue.
Depreciation. For the three and nine months ended September 30, 2025, depreciation increased $144,733 or 32% and $361,901, or 28%, respectively, as compared to the three and nine months ended September 30, 2024, due to the increase in property and equipment primarily related to the acquisition of SeaTrepid.
Research and development. For the nine months ended September 30, 2025, research and development costs decreased $63,534, or 100%, respectively, compared to the nine months ended September 30, 2024, due to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market. From April 1, 2024, no costs were classified as research and development.

General and administrative. For the three and nine months ended September 30, 2025, general and administrative costs increased $151,045 or 5% and $2,171,620, or 23%, respectively, compared to the three and nine months ended September 30, 2024, driven by the SeaTrepid acquisition related costs as well as integration of their structure.
Other (income) expense, net. For the three months ended September 30, 2025, other expense is attributable to franchise tax liabilities incurred in relation to activity in Brazil. For the nine months ended September 30, 2025, other expense related to prior year reimbursement of costs from client. For the three months ended September 30, 2024, other expense related primarily to franchise tax expense and taxes incurred from activity in Brazil. For the nine months ended September 30, 2024, other expense related to franchise tax expense and taxes incurred from activity in Brazil partially offset by proceeds received from the sale of expensed equipment.
Gain on lease termination. For the three months ended September 30, 2024, no gain on lease termination was reported. For the nine months ended September 30, 2024, a gain on lease termination of $23,897 was reported, primarily due to the reduction in leased office space in Norway.
Loss on extinguishment of debt. For the nine months ended September 30, 2024, a loss on the extinguishment of debt of $78,734,949 was reported driven by the Amendment and Exchange Agreement. See Note 7 "Notes Payable".
Change in fair value of warrant liabilities. For the three months ended September 30, 2025, the Company reported a loss in the fair value of warrant liabilities of ($103,607); for the three months ended September 30, 2024, the Company reported a gain in fair value of warrant liabilities $615,505. For the nine months ended September 30, 2025 and 2024, the Company reported a gain in the fair value of warrant liabilities of $145,738 and $13,347,829, respectively.
Change in fair value of New Convertible Debentures. For the three and nine months ended September 30, 2024, a gain on the fair value of the new convertible debentures of $24,199,071 and $36,113,800 was reported respectively.
Change in fair value of November 2024 Debentures. For the three months ended September 30, 2025 a gain on the fair value of the new convertible debentures of ($407,938); for the nine months ended September 30, 2025 a loss on the fair value of the new convertible debentures of $128,122 was reported.
Interest expense, net. For the three months ended September 30, 2025, interest expense, net increased $64,415, or 6%, driven by interest on the convertible senior secured term loans. For the nine months ended September 30, 2025, interest expense, net decreased, $252,574 or 7% driven by interest on the convertible senior secured term loans.
Liquidity and Capital Resources
The Company continues to develop its principal products and conduct research and development activities. Currently, the Company does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. Cost-cutting measures have been implemented to preserve cash and will continue to be implemented where practicable. Additional liquidity may be required over the next twelve months, which a current investor has committed to provide (See discussion of the equity line of credit in Note 20 (Subsequent Events). With this investor support, the Company believes there will be sufficient resources to continue as a going concern for at least one year from the date that the condensed consolidated financial statements contained in this Form 10-Q are issued. The Company also has an active At-The-Market ("ATM") offering program and may offer and sell shares of common stock thereunder from time to time.
As of September 30, 2025, the Company had $5,492,350 of cash and cash equivalents.
Significant sources and uses of cash during the nine months ended September 30, 2025.
Sources of cash:
•The Company received net proceeds of $27,171,088 from equity financing attributable mostly to the ATM share offering as well as the issuance of Series B Preferred Stock (see Statement of Cash Flows).
Uses of cash:
•Cash used in operating activities was $18,943,935, of which $1,322,226 was used to increase working capital.

•Cash used in investing activities related to the acquisition of SeaTrepid of $3,871,992 and capital expenditures of $48,358.
Indebtedness. The Company’s indebtedness as of September 30, 2025, is presented in Item 1, “Financial Statements – Note 7 – Notes Payable” and our lease obligations are presented in Item 1, “Financial Statements – Note 8 – Leases.”
Critical Accounting Policies and Estimates
Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Please refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, for a complete discussion of our critical accounting estimates.
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
Our management, with the participation and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2025, as a result of the previously disclosed material weakness discussed below, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.
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
Remediation Plan. The company continues to implement remediation actions, including: (1) establishing a formal Significant and Complex Transaction review process that will identify transactions that should be reviewed by third party experts to ensure proper treatment and (2) enhancing user access controls and proper segregation of duties for all critical accounting systems, supported by formal policies and training for all Information Technology personnel. This will be fully implemented by the end of 2025.
Changes in internal control over financial reporting. During the fiscal quarter ended September 30, 2025, except as described above in "Remediation Plan" there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

The disclosure below supplements the risk factors previously disclosed under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and subsequently quarterly reports on form 10-Q filed by the Company with the SEC. The risks described therein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we fail to satisfy the Nasdaq Capital Market continued listing requirements, our common stock could be delisted from the Nasdaq.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. The Company currently is subject to a discretionary panel monitor through February 18, 2026. If the Company is not able to meet the continued listing requirements of the Nasdaq, which require, among other things, that the minimum bid price of the Company’s common stock must be $1.00 or more for ten consecutive business days in the 180 day cure period from the date of a deficiency notice and either minimum stockholders’ equity of at least $2.5 million, market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recent fiscal year or in two of the last three fiscal years, the Company’s common stock may be delisted.

On October 16, 2025, the Company received a letter from Nasdaq notifying the Company that, for the preceding 30 consecutive trading days, the market value of the Company’s listed securities had been below the minimum $35,000,000 requirement for continued listing on The Nasdaq Capital Market, pursuant to Nasdaq Listing Rule 5550(b)(2). The Company also did not meet the alternative $2,500,000 stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1). Accordingly, as described in the deficiency letter and the Company’s Form 8-K filing filed with the SEC on October 22, 2025, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities would be subject to suspension and delisting. The Company requested a hearing before the Panel, which is currently scheduled for December 4, 2025. The hearing request will automatically stay any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. Notwithstanding the foregoing, there can be no assurance that the Panel will grant the Company a further extension or that the Company will ultimately regain compliance with all applicable requirements for continued listing.

A delisting of the Company’s common stock could negatively impact the Company and its stockholders by, among other things: reduce the liquidity and market price of its common stock; reduce the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact its ability to raise equity financing; decrease the amount of news and analyst coverage of the Company; and limit the Company’s ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the Nasdaq might negatively impact the Company’s reputation and, as a consequence, its business, operating results, cash flows, financial condition, or securities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2025, the Company: (i) issued 1,082,231 shares of common stock to ATW I (as defined above) upon their conversion of 4,600 shares of Series A Convertible Preferred Stock; and (ii) issued 3,000 shares of Series B Convertible Preferred Stock to ATW at a price per share of $980, for an aggregate offering price of approximately $2,940,000. See Note 13 (Equity) to the Unaudited Consolidated Financial Statements with respect to the terms of conversion of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.2	July 18, 2024
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.3	December 27, 2024
3.4	Amended and Restated Bylaws of Nauticus Robotics, Inc (as of May 11, 2023).	Form 8-K	001-40611	3.4	May 15, 2023
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	August 15, 2025
3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.6	September 2, 2025
3.7	Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.7	August 7, 2025
3.8	Amendment No. 1 to the Amended and Restated By-laws of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.8	August 19, 2025
10.1	Securities Purchase Agreement dated August 6, 2025 by and among Nauticus Robotics, Inc. and each investor listed therein	Form 8-K	001-40611	10.1	August 7, 2025
10.2	Equity Purchase Facility Agreement, dated as of October 24, 2025, by and between Nauticus Robotics, Inc. and the investor party named therein.	Form 8-K	001-40611	10.2	October 27, 2025
10.3	Registration Rights Agreement, dated as of October 24, 2025, by and between Nauticus Robotics, Inc. and the investor party named therein.	Form 8-K	001-40611	10.3	October 27, 2025
10.4	Amendment Agreement, dated October 25, 2025, by and among Nauticus Robotics, Inc. and the lenders signatories thereto.	Form 8-K	001-40611	10.4	October 27, 2025
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Management Contract

+ Filed herewith
*Furnished herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2025

By:	/s/ Jimena Begaries
Jimena Begaries
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2025