Form 10-K
period 2025-12-31
Nauticus Robotics, Inc.
filed 2026-04-15
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates was $33,564,504 as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 4,118,344 shares of Common Stock held by non-affiliates and a closing price of $8.15 as reported on the Nasdaq Capital Market on June 30, 2025. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
As of April 14, 2026, there were 34,877,145 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year end pursuant to Regulation 14A in connection with the registrant's 2026 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”) where indicated. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

FREQUENTLY USED TERMS
Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”), or the context otherwise requires, references to “we,” “us,” “our,” “Nauticus,” or the “Company” are to Nauticus Robotics, Inc., a Delaware corporation and references to:
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
•"RRA" are to Registration Rights Agreement dated as of September 9, 2022.
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

NAUTICUS ROBOTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

PART I
Item 1. Business
Nauticus Robotics, Inc. (“Nauticus,” “Nauticus Robotics™,” the "Company", "our", "us" or "we") is a technology-driven company specializing in the development of advanced fully electric autonomous robotic solutions for subsea applications. The Company's portfolio includes autonomous, untethered underwater vehicles (AUVs), tethered robotic remotely operated vehicles (ROVs), electric robotic manipulators, a platform-agnostic robotic operating system, and related consulting and prototype services with a strong alignment to offshore energy and national security interests. The technology solutions enable autonomous operations for both the commercial and defense sectors.

Nauticus' addressable markets include upstream, midstream, and downstream oil and gas, defense, offshore renewables, seafloor telecommunications, aquaculture, port security, oceanographic research, and subsea mining. Currently, its primary focus is on oil and gas operations and defense applications.

The Company was formed in September 2022 as the result of a business combination between Nauticus Robotics, Inc.’s predecessor (CleanTech) and Nauticus Robotics Holdings Inc. (formerly known as Houston Mechatronics, Inc.). The Company completed its first successful survey utilizing its autonomous subsea vehicle, Aquanaut®, in the fourth quarter of 2024.

Nauticus' principal executive offices are located at 17146 Feathercraft Lane, Suite 450, Webster, Texas 77598. Our phone number is (281) 942-9069. Its Common Stock trades on the Nasdaq Stock Market (“Nasdaq”) under the ticker symbol “KITT.”

Nauticus maintains a website on the Internet with the address of https://ir.nauticusrobotics.com. Copies of this Annual Report, previous and subsequent copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto, are or will be available free of charge on the website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. In addition, the “Governance Documents” section of the website contains copies of the Company's Code of Business Ethics and Conduct Policy and other corporate policies and board committee charters. Nauticus makes its website content available for informational purposes only. Information contained on the website is not part of this Annual Report and should not be relied upon for investment purposes.

The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
Competitive Differentiation & Technology
To effectively enter markets dominated by legacy solutions, Nauticus has developed innovative, value-driven technologies. The Company's flagship autonomous fully electric vehicle, Aquanaut®, provides advantages over conventional tethered Remotely Operated Vehicles (ROVs) and untethered Autonomous Underwater Vehicles (AUVs), including:
•Enhanced capability to operate in deep and complex environments without the limitations of tether management.
•Reduction in operational costs and carbon footprint through the use of smaller deployment vessels and elimination of onboard generators, resulting in lower greenhouse gas emissions, and quieter operations to minimize ecological impact.
•Increased mission efficiency through autonomous execution versus manual control, reducing crew requirements and improving safety.
•Enhanced data collection, with higher fidelity providing actionable insight.
•Capability under development of collecting physical samples, providing valuable data for regulatory compliance, asset integrity, and damage assessments.
•Capability under development in defense scenarios by eliminating surface vessel presence.
The Aquanaut® autonomous vehicle represents the next generation of subsea robotics integrating eight independent thrusters to precisely propel and position a hull to maximize efficiency and enable high-resolution data collection, and autonomous fully electric manipulation comparable to traditional ROV operations.

Product Portfolio

Aquanaut® Autonomous Vehicles
Nauticus Robotics has three autonomous vehicles. Two vehicles are currently operational and the third vehicle remains under assembly.
The Aquanaut® vehicle has demonstrated superior capabilities in safety assurance, operational efficiency, asset integrity, and regulatory compliance through its ability to collect high-resolution subsea data. The Aquanaut® vehicle is engineered to operate to a depth of 3000 meters.

Nauticus ToolKITT™ Software Suite

Nauticus ToolKITT is a sophisticated software platform that governs Nauticus’ suite of robotic products. It enables robots to perceive their environment, navigate in three dimensions, make autonomous decisions, and execute tasks with minimal human intervention. Nauticus ToolKITT relies on the Robot Operating System (ROS), leveraging an open-source framework to accelerate development and deployment. The software is hardware-agnostic, enabling deployment across various robotic platforms.
Nauticus ToolKITT has been deployed on third party commercial ROVs and competing robotic platforms, enhancing Nauticus’ ability to offer advanced inspection and intervention services. This software also plays a critical role in next-generation inspection services, a key industry need for ensuring the integrity of subsea pipelines and offshore infrastructure. Nauticus ToolKITT is currently installed and operational on Nauticus' ROV fleet.

Olympic Arm™ Electric Manipulator
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

The next-generation manipulator is currently in development in-house with an emphasis on improving repair efficiency and durability.

On the further productization of the Olympic Arm, the Company has licensed the innovative design for external production with Forum Energy Technologies. During the fourth quarter of 2025, collaboration has commenced with Forum Energy Technologies ("FET") in preparation for commercial distribution.
Defense Solutions
Nauticus is a specialized technology and engineering services company focused on delivering innovative solutions to the defense sector including the Defense Innovation Unit (DIU) and Defense Advanced Research Agency (DARPA). As a nimble and highly adaptive firm, the Company can bridge the gap between emerging commercial technologies and mission-critical ocean centric defense applications, supporting U.S. military and government agencies in addressing evolving operational requirements. The Company's core capabilities include:
•Advanced R&D & Prototyping – Rapid development of next-generation technologies, from AI-driven analytics to autonomous systems.
•Systems Integration – Adapting and integrating commercial technologies into existing defense infrastructure.

•Unmanned Systems & Robotics – Developing and enhancing autonomous systems for defined mission applications.
•Agility & Innovation – As a nimble technology company, Nauticus operates with unmatched flexibility, rapidly pivoting to meet evolving defense needs and are unencumbered by legacy solutions.
The team has experience executing successful projects within DIU’s commercial technology initiatives and DARPA’s high-risk, high-reward programs.
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
SeaTrepid ROV Services
On March 20, 2025, Nauticus acquired substantially all of the assets and business of SeaTrepid International LLC and its affiliates ("SeaTrepid"). SeaTrepid provides subsea robotic services to customers with ROVs. The ability of SeaTrepid’s ROVs and Nauticus' Aquanaut to seamlessly communicate at depth unlocks new service opportunities, enabling two autonomous systems to collaborate in delivering cutting edge underwater solutions.
Market Opportunity
According to Research and Markets, published in October 2024, the global Offshore AUV & ROV Market grew from $1.39 billion in 2023 to $1.53 billion in 2024, with a projected compound annual growth rate (CAGR) of 10.18%, reaching $2.75 billion by 2030.
Nauticus Robotics™ is positioned to capitalize on this expanding market by offering disruptive technology solutions that improve data quality, safety, emissions reduction, and cost efficiency. The Company's autonomous systems and data analytics provide a competitive advantage as industries shift toward automation and sustainability in subsea operations. Each of its product lines is complementary to the others working together as a system, and also can be marketed independently. The Nauticus ToolKITT software is platform agnostic, and can be installed on third party ROVs. Similarly, the Olympic Arm can be installed and operate on third party ROVs.
International Operations
The potential addressable market for Nauticus Robotics products and services is global. While current operations are concentrated in the United States, Nauticus Robotics is also actively pursuing business opportunities outside the United States, including opportunities in Brazil and the United Arab Emirates.
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
Subsea Autonomy Software Competitors
Competitors to Nauticus ToolKITT include both ROV manufacturers supplying proprietary software operating systems for their ROVs, as well as independent software suppliers providing software solutions to enhance the capabilities of ROVs and other robotic systems. Competitors also include companies that offer data processing capabilities for data gathered in ROV operations.

Electric Manipulators Competitors
Several companies specialize in the design and manufacture of subsea manipulators and robotic arms for ROVs and other underwater applications. These competitive products include both traditional hydraulic manipulators, as well as electric manipulators like the Olympic Arm and our next generation manipulator.
Maritime Defense Project Competitors
Several companies specialize in subsea technology consulting for the defense industry. In addition, Nauticus' alliance collaborator, Leidos, operates in a highly competitive environment with many large and well established defense contractors.
Customers
Offshore Energy Producers
Offshore activity in the energy sector drives a material amount of the demand for ROV services, which are critical for the inspection, maintenance, and development of subsea infrastructure in the Gulf of America (the "Gulf Coast"). The Bureau of Safety and Environmental Enforcement (BSEE) reported that, as of November 2024, there were 371 manned production platforms in the Gulf Coast. The Gulf Coast is a significant hub for U.S. oil and gas production, with federal offshore areas accounting for approximately 14% of total U.S. crude oil production and 5% of total U.S. dry natural gas production. The Company is currently engaged with several offshore producers to manage the introduction of our modern technology, Aquanaut. Oil and gas customers can at their convenience extend or terminate a contract.
Defense Related Customers
On January 30, 2025, Nauticus announced a strategic alliance with Leidos, its strategic partner for defense related pursuits. The alliance builds on a successful prior collaboration between the two organizations, which was praised by their mutual customer for its seamless execution and constructive collaboration. This new alliance aims to combine the companies’ complementary expertise to develop next-generation autonomous underwater systems capable of tackling increasingly complex missions. The U.S. government can terminate contracts at its convenience.
Manufacturing and Suppliers
As part of the original development of engineering prototypes, Nauticus Robotics has established supplier relationships with key commercial-off-the-shelf (“COTS”) and custom part manufacturers. Consideration is given within the Company's international supply chain for redundancy, where possible. In cases of limited supplier options, Nauticus Robotics initiates procurement early in the manufacturing schedule to mitigate risk of supply interruption.
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
Nauticus Robotics is committed to exploring the options that will lead to the most capital-efficient manufacturing process and support its sales-driven build schedule.
In the fourth quarter of 2025, Nauticus entered into a Manufacturing and Sales Agreement with Forum Energy Technologies ("FET") for the Olympic Arm all electric manipulators. Under the agreement, FET will lead the commercialization, manufacturing, and distribution of the Olympic Arm electric manipulator system, while Nauticus continues to advance on the next generation manipulator as well as the robotics, autonomy, and intelligent control technologies.
In the first quarter of 2026 Master Investment Group agreed to provide an initial $3 million investment tranche for Nauticus' UAE business unit startup activities, with additional capital up to $47 million for Nauticus to form a dedicated manufacturing, sales, and offshore services business unit in the UAE. Initial facility sites are already under evaluation.

Master Investment Group is expected to fund facility development, workforce localization, and initial manufacturing capability, positioning the operation as a regional center for advanced subsea robotics.
As a consequence of Nauticus use of third party suppliers for a substantial portion of its product manufacturing process, the direct purchase of raw materials is not material to its operations.
Government Regulation
The Company's business is heavily regulated and is consequently subject to numerous laws and regulations that govern operations, including but not limited to the Federal Acquisition Regulation (FAR), the Defense Federal Acquisition Regulation Supplement (DFARS), the Truth in Negotiations Act (TINA), the Cost Accounting Standards (CAS), the International Traffic in Arms Regulations (ITAR), and the Export Administration Regulations (EAR). Compliance with these regulations is critical to its ability to compete for and perform contracts with the U.S. Government. Specific maritime related laws and regulations include the Jones Act, Ports and Waterways Safety Act, International Convention for the Safety of Life at Sea (SOLAS), Clean Water Act (CWA), Oil Pollution Act of 1990 (OPA 90), Seaman’s Protection Act, Foreign Corrupt Practices Act (FCPA), and the Defense Production Act (DPA). This is an example of applicable regulations but does not include all.
Intellectual Property
The ability to obtain and maintain intellectual property protection through patent and trademark filings is important to the Company's business. Nauticus utilizes a combination of the protections afforded to the owners of patents, copyrights, trade secrets, and trademarks to secure its intellectual property. In addition, Nauticus requires employment agreements which stipulate IP protections for the company. For external relationships, non-disclosure agreements and other contractual restrictions are used to establish and protect intellectual property.
Nauticus will file for patent protection if the invention is believed to be patentable and the resulting patent will be beneficial in protecting the invention in the marketplaces. Consideration is also given, particularly with respect to software, as to the benefits of seeking a patent against the associated market risks of providing public exposure of the invention. In many cases with its software, Nauticus holds this code and algorithms as trade secrets.
Nauticus has patented its re-configurable hull design for subsea vehicles. This approach protects the Company’s vehicle configuration that enables it to transit long distances and then transform into a working robot once at the worksite. This capability is key to exploiting the vehicle architecture and its tetherless operational modes. Similarly, Nauticus also obtained patent protection for its all-electric, work class electric robotic manipulators. These manipulators are the first in their market class and utilize specialized actuation systems to achieve the strength performance necessary for work class systems.
Nauticus has also filed for protection of its Company name and brand under trademark registration in the United States.
Employees and Human Capital Resources
The Company's workforce plays a critical role in driving its business forward. We had 51 employees as of December 31, 2025. None of its employees are covered by collective bargaining agreements, and the Company has not experienced any strikes or work stoppages related to labor relations issues. Nauticus' human capital strategies focus on identifying, recruiting, retaining, rewarding, and integrating both its existing and new employees. The Company endeavors to recruit the most qualified individuals for each position regardless of gender, ethnicity or other protected characteristics. It is Nauticus policy to fully comply with all laws applicable to discrimination in the workplace. It has successfully navigated a workforce transformation, aligning our organization to prioritize the support and advancement of existing products while balancing ongoing innovation efforts beyond early-stage research and prototyping.
Seasonality
Offshore ROV and AUV operations are subject to seasonal variation, and Gulf Coast operations are generally more active from April through October each year. In Brazil, operations are generally more active from November through March.
Nauticus operations are currently concentrated in the US offshore market. To address the seasonality of the business, Nauticus may pursue a strategy of rotating operating assets between the Gulf Coast and other international locations.

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
Earnout Shares
Following the closing of the Merger, former holders of shares of Old Nauticus Common Stock (including shares received as a result of the Preferred Stock Conversion and the Convertible Notes Conversion, the “Stockholder Earnout Group”) shall be entitled to receive their pro rata share of up to 23,149 additional shares of Common Stock (after giving effect to the 1-for-36 reverse stock split and the 1-for-9 reverse stock split the Company effected in 2024 and 2025, respectively, which are collectively referred to as “Reverse Stock Split” hereafter) (the “Earnout Shares”). The Earnout Shares will be released and delivered to the Stockholder Earnout Group upon occurrence of the following (each, a “Triggering Event”):
i.one-half of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $4,860 per share over any 20 trading days within a 30-day trading period;
ii.one-quarter of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $5,670 per share over any 20 trading days within a 30-day trading period; and
iii.one-quarter of the Earnout Shares will be released if, within a 5-year period following the signing date of the Merger Agreement, the volume-weighted average price of our Common Stock equals or exceeds $6,480 per share over any 20 trading days within a 30-day trading period.
Company Securities
Unless otherwise noted, all references in this section to the number of shares or per share data have been retroactively adjusted to give effect to the Reverse Stock Split (see Item 8, "Financial Statements - Note 16 - Common Stock")
Securities Purchase Agreement. On September 9, 2022, the Company entered into the Securities Purchase Agreement with certain investors purchasing up to an aggregate of $40.0 million in principal amount of secured debentures (the "Debentures") and warrants (the "SPA Warrants") (the “Securities Purchase Agreement”). ATW Special Situations I LLC (ATW I), Material Impact Fund II, L.P. (MIF), and the SLS Family Trust (SLS) subscribed for Debentures in the aggregate principal amount of $36,530,320 (out of the aggregate $40.0 million) which is convertible into 9,020 shares of our Common Stock and associated warrants for an additional 9,020 shares. Our director, Adam Sharkawy, is the managing partner of Material Impact II, L.P.
On January 30, 2024, the Company and certain of its subsidiaries and ATW I, MIF and SLS entered into an Amendment and Exchange Agreement pursuant to which ATW I, MIF and SLS transferred their existing 5% Original Issue Discount Senior Secured Convertible Debentures to the Company in exchange for a New Original Issue Discount Exchanged Senior Secured Convertible Debenture due September 9, 2026 the "New Convertible Debenture") in the aggregate principal amount of $29,591,600, $5,102,000 and $1,836,720, respectively. These Debentures were elected to be recorded at its estimated fair value on the Company's books.

During the year ended December 31, 2024, ATW I and SLS converted the New Convertible Debentures with a principal value of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 535,426 and 77,673 shares of Common Stock, respectively.
On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New Convertible Debentures and certain other amounts outstanding with respect thereto, into shares of Series A preferred convertible stock.
On December 27, 2024, the Company and ATW I closed the exchange transaction, and the Company issued 27,588 shares of Series A Preferred Stock to ATW I in exchange for a principal value of $16,672,369 and interest payable and amounts owed on difference between floor price and conversion price of $10,915,974. On December 31, 2024, the Company issued 2,504 and 5,342 shares of Series A Preferred Stock to SLS and MIF in exchange for principal values of $0 and $5,102,000 and interest payable and amounts owed on difference between floor price and conversion price of $2,504,440 and $240,219, respectively. This Preferred Stock was recorded at its fair value as of the date of the exchange.
During the years ended December 31, 2025 and 2024, 29,488 and 400 Series A Convertible Preferred Stock were converted into 10,768,900 and 61,659 shares of Common Stock.
During the year ended December 31, 2024, ATW I and SLS exercised 68,399 and 4,248 SPA Warrants, respectively, in exchange for Common Stock. The Company did not receive cash in respect of these transactions.
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
The initial amount funded under the Convertible Senior Secured Term Loan Agreement was $11,600,000 (the "2023 Term Loan"). The Convertible Senior Secured Term Loan Agreement included a 2.5% exit fee of $290,000, bearing interest at 12.50% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The exit fee is being provided for over the period of the loan. The loan agreement included a 2.5% original issue discount of $125,000 from the RCB, promissory note. The loan includes assumed legal fees of $577,500, and deemed interest from convertible debentures of $378,118. The debt discount is being accreted to interest expense over the period of the loan. The Loans will mature on the earliest of (a) the third anniversary of the date of the Term Loan Agreement of September 17, 2026, and (b) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022.
The Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $1,944 per share of Common Stock (the “Conversion Price”), subject to certain customary anti-dilution adjustments as described in the Term Loan Agreement.
First Amendment to Convertible Senior Secured Term Loan

On December 31, 2023, the Company, entered into a First Amendment to Senior Secured Term Loan Agreement, dated as of December 31, 2023 (the “First Amendment”), by and among the Company, the subsidiary guarantors (as defined in the First Amendment) and ATW Special Situations II LLC (“ATW II”), a Delaware limited liability company, which amended that certain Senior Secured Term Loan agreement dated as of September 18, 2023 with ATW II, as collateral agent (as replaced by Acquiom Agency Services LLC, in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited (“Transocean Finance”), ATW I, MIF, and RCB, as lenders.
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
During the year ended December 31, 2025, ATW I and ATW II converted 2023 Term Loan notes with principal and interest amount of $3,813,958 into 3,814 of Series C Preferred Stock.
On October 25, 2025, the Company entered into an Amendment to the 2023 Term Loan with each Lender, pursuant to which the conversion price was reduced to $1.76 for the period from October 25, 2025 to November 7, 2025, thereafter, the conversion price reverted to $1,944. During this period, a lender converted 2023 Term Loan notes with principal amount of $3,000,000 and interest payable of $773,958 into 2,144,295 shares of Common Stock. The Company evaluated the transaction under ASC 470-20 and concluded it qualified as an induced conversion. The Company recognized an inducement expense of $3,941,929, which represents the fair value of the incremental benefit provided to the lender. This amount was reported as interest expense in the consolidated income statements with a corresponding increase to additional paid-in-capital. This transaction did not involve any cash consideration.
New Senior Secured Term Loan Agreement
On January 30, 2024, the Company also entered into a senior secured term loan agreement (the “2024 Term Loan Agreement”) with ATW Special Situations Management LLC (“ATW Management”), as collateral agent (in such capacity, the “Collateral Agent”) and lender, and ATW Special Situations III LLC (“ATW III”), MIF, VHG Investments, ATW II and ATW I, as lenders.
The 2024 Term Loan Agreement provides the Company with an aggregate $9,551,856 in secured term loans (the “2024 Loans”), including $1,000,000 which has an extended repayment period, (the "ATW Extended Maturity Term Loan").
The 2024 Loans bear interest at the rate of 15% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The 2024 Loans (other than the ATW Extended Maturity Term Loan) will mature on the earliest of: (a) the third anniversary of the date of the Term Loan Agreement, (b) the maturity of the Indebtedness under that certain Term Loan Agreement among the Company, the lenders party thereto and Acquiom Agency Services LLC, as collateral agent, dated September 18, 2023, as amended on December 31, 2023, and as further amended on January 30, 2024 (the “Term Loan Agreement”), and (c) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022, issued by the Company pursuant to that certain Securities Purchase Agreement, dated as of December 16, 2021, as amended on January 31, 2022, and as further amended on September 9, 2022, and as further amended on January 30, 2024. The ATW Extended Maturity Term Loan will mature on the earlier of the 30th anniversary of the date of the Term Loan Agreement or such earlier date as is required or permitted to be repaid under the Term Loan Agreement.
The 2024 Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the 2024 Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $148.46 per share of Common Stock, subject to certain adjustments as described in the 2024 Term Loan Agreement.
On January 3, 2025, the Company reduced the conversion price of the loans under the 2024 Term Loan Agreement dated as of January 30, 2024 to $14.31.
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
During the year ended December 31, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 200,600 shares of Common Stock
November 2024 Debentures
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
During the year ended December 31, 2025, November 2024 Debentures with a Principal amount of $2,050,000 and interest of $202,642, and fair value of $4,668,008, were converted into 4,549,509 shares of Common Stock.
Series B Preferred Stock
On August 6, 2025, the Company, entered into a Securities Purchase Agreement, by and among the Company and ATW pursuant to which the Company agrees to issue and sell in a private offering to ATW 3,000 shares of Series B Convertible Preferred Stock of the Company, $0.0001 par value (the “Series B Preferred Stock”), at a price per share of $980 (the “Preferred Offering”) for an aggregate purchase price of $2,940,000. The Preferred Offering also relates to the offering of the shares of the Company’s common stock issuable upon the conversion of or otherwise pursuant to the terms of the Series B Preferred Stock. On August 7, 2025, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designations of Rights and Preferences of the Series B Convertible Preferred Stock of the Company and designated 50,000 shares of Series B Preferred Stock. On August 8, 2025, the Company and ATW closed on the initial closing transactions contemplated by the Purchase Agreement, and the Company issued 3,000 shares of Series B Preferred Stock to ATW.
During the year ended December 31, 2025, 187 Series B Convertible Preferred Stock were converted into 392,490 shares of Common Stock.
Series C Preferred Stock
On December 3, 2025, the Company and certain institutional investors each entered into an Amendment and Exchange Agreement (collectively, the “Exchange Agreements"), by and among the Company and ATW, pursuant to which such ATW may exchange (collectively, the "Exchanges"), in one or more exchanges, $3,813,958 of certain secured convertible term loans of the Company and the November 2024 debentures (collectively the “Existing Securities”), into 3,814 of Series C preferred convertible stock (the “Series C Preferred Stock”), as set forth and subject to the terms and conditions in the Exchange Agreements, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of

1933, as amended (the “Securities Act”). In addition, by written notice from holders of the Existing Securities to the Company and subject to other terms and conditions set forth in the Exchange Agreements, the Company shall exchange additional portion of the amounts outstanding under the Existing Securities as set forth in such notice into shares of Series C Preferred Stock, through one or more additional Exchanges, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.
On December 3, 2025, the Company filed a Certificate of Designations with respect to the Series C Preferred Stock with the Secretary of State of the State of Delaware, and three (3) institutional investors closed the Exchange. The Company issued 3,814 shares of Series C Preferred Stock to ATW. The Company designated 100,000 shares of the Company’s authorized and unissued preferred stock as Series C Preferred Stock and established the rights, preferences and privileges of the Series C Preferred Stock pursuant to the Certificate of Designations of Rights and Preferences of the Series C Preferred Stock.
During the year ended December 31, 2025, 1,660 Series C Convertible Preferred Stock were converted into 2,740,740 shares of Common Stock.
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

Item 1A. Risk Factors
Our business, financial condition, results of operations, cash flows, reputation and prospects are affected by a number of factors, whether currently known or unknown, including risks specific to us or the robotics industry, as well as risks that affect businesses in general. The risks disclosed in this Annual Report on Form 10-K, including but not limited to those described below, could materially adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects and thus our stock price. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
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
•We identified a material weakness in our internal control over financial reporting which we are working to remediate. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
•We may not be able to enforce or protect our intellectual property rights, or third parties may claim we infringe their intellectual property rights.
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
•We may be subject to various new or changing product regulations and environmental laws and regulations, which could cause significant fines and liability, or otherwise adversely affect our business, financial condition, results of operations, cash flows, reputation and prospects.
•We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our products and data processed by us or third-party vendors.
•Issues in the development and use of artificial intelligence ("AI") may result in reputational harm or liability, and failure to introduce new and innovative products that have AI capabilities could put us at a competitive disadvantage.
•We are subject to anti-corruption laws and anti-money laundering laws in countries in which we conduct activities, and any violations of such regimes may result in investigations, criminal liability and could adversely affect our business, financial condition, results of operations and prospects.
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
•We are subject to risks associated with conducting business internationally, including legal, regulatory, and compliance risks that differ significantly from those applicable to our domestic operations.
•Changes in U.S. and international trade laws and policies, including the imposition of new or increased tariffs and duties, could adversely affect our business, financial condition, results of operations, and cash flows.
Risks Related to Government Contracts
•We pursue U.S government contracts, which often are only partially funded, subject to immediate termination and heavily regulated and audited. The termination or failure to fund, or negative audit findings for one or more of these contracts have an adverse impact on business, financial conditions, results of operation and cash flows.

•We have government customers which subjects us to risks including early termination, audits, investigations, sanctions and penalties.
Risks Related to Our Securities
•We may issue a significant number of shares or equity-linked securities in the future in connection with investments or acquisitions or other efforts to raise capital, which may cause dilution to, or otherwise adversely affect, our stockholders
•Future offering of debt or equity securities may rank senior to our Common Stock.
•If certain holders of Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of our Common Stock and such holders still may receive significant proceeds.
•The market price of our Common Stock is volatile, and you may lose some or all of your investment.
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
•We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to investors, thereby making Public Warrants worthless. We may redeem outstanding Series A, B and C Preferred Stock and the November 2024 Debentures.
•Currently outstanding Public Warrants, Private Warrants, SPA Warrants and New SPA Warrants are exercisable for shares of Common Stock. Additionally, our Series A, Series B and Series C Preferred Stock and the November 2024 Debentures are convertible. Any future exercise of such warrants or conversion of the Series A, Series B and Series C Preferred Stock or the November 2024 Debentures would increase the number of shares of Common Stock eligible for future resale in the public market and result in dilution to our stockholders.
Risks Relating to our Business and Industry
We are an early-stage company with a history of losses, and we expect to incur significant expenses for the foreseeable future.
We incurred a net loss of $40.8 million and $134.9 million for the years ended December 31, 2025 and 2024, respectively. Even though we have commercial traction for platform sales, we may not attract customers for our offering, and our potential profitability is dependent upon the successful adoption on a larger scale of our robotics systems, which may not occur. There can be no assurance that we will be financially successful.
We had negative cash flow from operating activities of $23.0 million and $24.4 million for the years ended December 31, 2025, and 2024, respectively. We expect to continue to have negative cash flow from operating and investing activities for the remainder of 2026. We expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales, engage in development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.
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
The Company currently funds its operations from cash on hand and other current assets. The Company has a history of losses and negative cash flows from operations. We believe that the Company’s cash and other current assets, forecasted operating cash flows currently expected to be generated from the ongoing activity, borrowings from lenders and funds from At the Market offerings will provide the Company with sufficient financial resources to fund operations and meet our capital and operating requirements and anticipated obligations as they become due in the next twelve months.
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
Previously, we have restated our unaudited condensed consolidated financial statements as of and for the quarterly period ended March 30, 2023 (the “2023 Restated Period”). In consultation with the Audit Committee and our auditors, we made the determination to restate such financial statements following the identification of an error associated with a failure to timely recognize an accrued liability and expense arising out of the Registration Rights Agreement ("RRA"). Due to such error, the Company’s management and the Audit Committee concluded that our previously issued financial statements for the 2023 Restated Period should no longer be relied upon. In addition, our management, with the participation and under the supervision of our former Chief Executive Officer and former Chief Financial Officer, performed a re-evaluation of the effectiveness of our disclosure controls and procedures as of the end of the 2023 Restated Period. Based on such re-evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that, as a result of the continued material weakness, our disclosure controls and procedures were ineffective as of the end of the 2023 Restated Period.
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
We previously identified material weaknesses in our internal control over financial reporting, which we are working to remediate. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
The Company previously identified deficiencies in its internal control over financial reporting that represented material weaknesses. Specifically, the Company’s management determined that the Company did not, as of December 31, 2024, design and maintain effective internal controls over financial reporting related to ineffective design and operation of controls over significant complex transactions, which resulted in restatements of all interim periods of 2024. As of December 31, 2025, the material weakness related to the design and operation of controls over significant complex transactions had not yet been remediated.

The Company is implementing and testing remediation actions including these specific elements:

•Designing and implementing a Significant Complex Transaction policy which identifies transactions that should be evaluated for additional 3rd party expert evaluation to ensure proper accounting treatment;

The Company believes that the actions listed above will provide appropriate remediation of the material weakness however, the testing of the effectiveness of the controls has not been completed by the Company. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weaknesses will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management.

In addition, the Company’s management determined that the Company did not, as of December 31, 2024, design and maintain effective internal controls over financial reporting related to the failure to remediate previously reported material weakness over ineffective design and operation of user access controls.

The Company implemented and tested remediation actions including these specific elements::

•Designed and implemented user access controls and proper segregation of duties for all critical accounting systems, supported by formal policies and training for all Information Technology personnel.

The Company concludes that the controls have been operating for sufficient time and independently validated by management and the material weakness related to the design and operation of user access controls is fully remediated.
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
Our current controls and any new controls that we develop may be inadequate because of changes in conditions of our business. Further, weaknesses in our internal controls have been identified in connection with the preparation of financial statements for the years ended December 31, 2025 and 2024 and may be discovered in the future.
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
We have a limited number of customers. During the year ended December 31, 2025, sales to five customers accounted for 69% of total revenue. Sales to Customer A and Customer B each accounted for 19% of total revenue, respectively; sales to Customer C accounted for 11% of total revenue; and sales to Customer D and E each accounted for 10% of total revenue, respectively. Total accounts receivable as of December 31, 2025 was made up by three customers. During the year ended December 31, 2024, sales to three customers accounted for 82% of total revenue. Sales to Customer F accounted for 39% of total revenue; sales to Customer G accounted for 27% of total revenue; and sales to Customer H accounted for 16% of total revenue. Total accounts receivable as of December 31, 2024 was made up by three customers.
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
We are an ocean robotics and services company, with limited experience commercializing our products and services. The projected financial and operating information appearing elsewhere in this Annual Report on Form 10-K reflect estimates of future performance and is based on multiple financial, technical, and operational assumptions, including hiring of additional skilled personnel in a timely manner to support continued development and commercialization of the core products; the level of demand for our ocean robotic systems; the performance of our ocean robotic systems; the utilization of the ocean robot fleet; the usable life of the ocean robotic systems; the cost of manufacturing; the cost and availability of adequate supply of components; the nature and length of the sales cycle; and the costs of, maintenance and servicing and refurbishing of our ocean robotic systems. However, given our limited commercial experience, it is likely that many of these assumptions will prove incorrect. The projections are forward-looking statements that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. See “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Note Regarding Forward-Looking Statements.” Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of other factors, many of which are outside our control, including, but not limited to:
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
We rely on third-party manufacturers/suppliers to manufacture our products, and we have outsourced the manufacturing and distribution of our Olympic Arm manipulator system to a third party. This reliance on third-party manufacturers/suppliers increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. Additionally, we may be unable to establish or continue any agreements with third-party manufacturers/suppliers, on acceptable terms or at all. Even if we are able to establish agreements with third-party manufacturers/suppliers, reliance on third-party manufacturers/suppliers entails additional risks, including:
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
We will require significant capital to operate our business and fund our capital expenditures for the next several years. It is likely that we will need to raise additional capital to fund our business, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses, and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our ocean robotic systems on a large scale, coupled with the fact that our products represent a new product category in the commercial and industrial ocean robotic market, means we have limited historical data on the demand for our robotic systems. In addition, we expect our capital expenditures to continue to be significant in the foreseeable future as we continue generational improvements for our commercial products, and that our level of capital expenditures will be significantly affected by customer demand for our ocean robotic systems. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.
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

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders and the terms of any such financing may be materially adverse to the interests of our common stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and/or our ability to pay dividends.
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
If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models for the foreseeable future. Further, we have only a very limited number of robotic systems in operation, and significant time and capital resources will be required to manufacture additional systems. We launched commercial services utilizing the Aquanaut robotic system in 2024, and launched a commercial version of ToolKITT software in 2025. Future plans for commercialization may be delayed, including due to challenges in recruiting skilled employees, difficulties in securing components and materials, development delays, difficulties relating to manufacturing of the units, and other factors. Such challenges may result in the delay of the anticipated commercial launch or continued growth of one or more of the products and services, which would adversely affect our financial and operating results. To the extent our products and services do not meet customer expectations, or cannot be completed or manufactured or delivered on their projected timelines and in line with cost and volume targets, our future sales and operating results may be adversely affected. Given that for the foreseeable future our business will depend on a limited number of robotic systems in service, to the extent the operation of a particular robotic system is disrupted due to damage or defect or any other reason, our revenue could be materially and adversely affected. This could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
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
We may not be able to enforce or protect our intellectual property rights, or third parties may claim we infringe their intellectual property rights.
Our ability to compete effectively depends in part on our proprietary technology, including patents, copyrights, software licenses, trade secrets, know-how, and other intellectual property rights relating to our robotic systems, navigation and control software, and related technologies. Our ability to enforce and protect our patents, copyrights, software licenses, trade secrets, know-how, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. The laws of certain countries may not protect our intellectual property rights to the same extent as U.S. laws, and enforcement mechanisms may be inadequate or unavailable.
We may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. We may also face claims that our products or technologies infringe the intellectual property rights of others. If we attempt to enforce our intellectual property rights, we may face counterclaims that our intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting our rights. An adverse outcome in litigation or settlement could prevent us from manufacturing and selling certain products or require us to pay damages or ongoing royalties, either of which could have a material adverse effect on our business, financial condition, and results of operations.
We also rely on trade secrets and confidential information to protect certain aspects of our autonomous systems and proprietary software. The loss of trade secret protection through employee departure, inadequate confidentiality agreements, or cyber incidents could enable competitors to replicate our technology or erode our competitive advantages. Enforcement of trade secret rights can be difficult, costly, and uncertain.
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
In addition, in cases where the manufacturing of our products is outsourced, we may not be aware of manufacturing defects that could occur. Such adverse events could lead to unexpected failures in our products and could result, in certain cases, in the removal of our products from the market. A product recall could result in significant costs. To the extent any manufacturing defect occurs, our agreement with the third-party manufacturer may contain a limitation on the third-party manufacturer’s liability, and therefore we could be required to incur the majority of related costs. Product defects or recalls could also result in negative publicity, damage to our reputation or, in the event of regulatory developments, delays in new product acceptance.
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
Our privacy policy regarding our collection, processing, use and disclosure of personal information and/or other confidential information is published on our website. Although we endeavor to comply with our published policies, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance, including if our employees, contractors, service providers or vendors fail to comply with our policies and other requirements. Such failures can subject us to potential action by governmental or regulatory authorities if they are found to be deceptive, unfair, or a misrepresentation of our actual practices. Any actual or perceived inability of the Company to adequately address privacy and security concerns or comply with applicable laws, rules and regulations relating to privacy, data protection or data security, or applicable privacy notices, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities. Any such claims or other proceedings could be expensive and time-consuming to defend and could result in adverse publicity. Any of the foregoing may have an adverse effect on our business, financial condition, results of operations, cash flows, reputation and prospects.
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
Issues in the development and use of artificial intelligence (“AI”) may result in reputational harm or liability, and failure to introduce new and innovative products that have AI capabilities could put us at a competitive disadvantage

Although our autonomy software does not incorporate AI functionality, we do currently incorporate machine learning and AI capabilities into our software development process and may seek to expand the use of AI in our offerings in the future. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect our business. AI algorithms and training methodologies may be flawed. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Further, incorporating AI could give rise to litigation risk and risk of noncompliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.
Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary, sensitive, or export-controlled information, as well as challenges related to implementing and maintaining AI tools. Additionally, our competitors might move faster than us to gain efficiencies by incorporating AI into their design and development processes, and our products and/or cost structure could become less competitive as a result.
The rapid evolution of AI will require the application of resources by us to develop, test, and maintain our products, services and operations to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.
Our competitors may be faster or more successful than we are in incorporating AI into their offerings, which could impair our ability to compete successfully.
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
We had negative cash flow from operating activities of $23.0 million and $24.4 million for the years ended December 31, 2025, and 2024, respectively. We expect to continue to have negative cash flow from operating and investing activities for the remainder of 2026. We expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales, engage in development work and ramp up operations. Our business also will at times require significant amounts of working capital to build inventory and support the growth of additional products. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.
Our ability to use net operating loss carryforwards to offset future income is subject to limitation and risk that could further limit our ability to utilize our net operating losses.
As of December 31, 2025, we had federal net operating losses (“NOLs”) of approximately $157 million, of which about $31,000 begin to expire in 2035 and the remainder have no expiration. Under current law, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.
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
The success of our business depends in part on effectively engineering and implementing technologies related to subsea and surface vessels, (including ROVs), subsea electric robotic manipulators, and AI-based, full-stack vehicle control and manipulation software. These technologies are packaged for commercial and defense customers in products that provide innovative solutions to challenges in a large majority of maritime markets including subsea energy, offshore wind, and defense applications. If for any reason we are unable to continue to design, develop and manufacture our products as planned or provide the services and products that our customers expect from us, this could have a material adverse effect on our business, financial condition, and results of operations. If our current or future product and service offerings do not meet expected performance or quality standards, including with respect to customer satisfaction, this could cause operational delays. In addition, any delay in manufacturing new products as planned could increase costs and cause our products and services to be less attractive to potential new customers. Further, certain governmental bodies may have priority with respect to the use of our products and services for national defense reasons, which may impact our cadence of producing and selling products and offering services to other customers. Any production, operational or manufacturing delays or other unplanned changes to our ability to design, develop and manufacture our products or offer our services could have a material adverse effect on our business, financial condition, and results of operations.
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
We are subject to risks associated with conducting business internationally, including legal, regulatory, and compliance risks that differ significantly from those applicable to our domestic operations.
We are actively pursuing opportunities in international markets, including Brazil and the UAE, where market conditions, regulatory requirements, and business practices differ materially from those in the United States. In addition, we may rotate our assets to international locations to address the seasonality of the U.S. offshore market, which could increase the operational significance of our international activities over time.
International operations expose us to a range of risks that could adversely affect our business, including the following:
•Differing Legal and Regulatory Regimes. Operating in foreign jurisdictions requires compliance with local laws and regulations governing, among other matters, employment, environmental protection, health and safety, taxation, intellectual property, data privacy, and corporate governance, which may be less predictable, less transparent, and more burdensome than U.S. requirements.
•Export Controls, ITAR, EAR, and Sanctions. We operate in a heavily regulated environment, including under the Federal Acquisition Regulation ("FAR"), the Defense Federal Acquisition Regulation Supplement ("DFARS"), ITAR, and EAR. Noncompliance with applicable export control or sanctions laws and regulations could result in substantial civil or criminal penalties, including the loss of export or import privileges, which would significantly impair our ability to conduct international business. Certain international sales may require licenses or other authorizations from U.S. government agencies, and there can be no assurance that such licenses or authorizations will be granted in a timely manner, or at all.
•Anti-Corruption, Anti-Bribery, and Anti-Money Laundering Compliance. We are subject to the FCPA and other anti-corruption, anti-bribery, and anti-money laundering laws and regulations applicable in the countries where we conduct our activities, including in connection with our planned UAE operations. These laws generally prohibit us and our intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and we may be held liable for the actions of our employees, agents, or other third-party intermediaries, even if we were not aware of such actions. Any violation could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, suspension, or debarment from U.S. government contracting, significant civil or criminal fines and penalties, and reputational harm, any of which could have a material adverse effect on our business, financial condition, and results of operations.
•Foreign Currency Risk. International operations expose us to foreign currency exchange rate fluctuations, which could increase the cost of procuring components from international suppliers and could affect the competitiveness of our pricing in foreign markets.
•Tariffs, Trade Restrictions, and "Buy American" Requirements. Our international activities may subject us to additional duties, tariffs, import/export quotas, and trade restrictions, as well as "Buy American" and similar domestic content requirements applicable to our government contracts, which could increase our costs and limit our sourcing flexibility.
•Limited Internal Expertise. Managing international operations requires specialized expertise in foreign exchange, taxation, legal, export controls, and anti-bribery matters, and our capability in these areas is currently concentrated in a limited number of individuals. The loss of any of these individuals could significantly impair our ability to manage our international operations and compliance obligations.

Conditions in the Middle East, including current uncertainty and instability resulting from conflict between the United States, Israel, and Iran, as well as other regional hostilities could adversely affect our business.
We are actively pursuing international expansion, including plans to establish a dedicated manufacturing, sales, and offshore services business unit in the UAE, funded by a strategic investor whose proceeds are contractually restricted to UAE-related working capital. A major military conflict involving the United States, Israel, and Iran commenced on or about February 28, 2026, and has resulted in regional airspace closures, retaliatory strikes impacting multiple nations, disruption to energy infrastructure and supply chains, increased shipping and insurance costs, and heightened security risks for personnel and facilities across the broader region, including the UAE.
The duration, scope, and ultimate severity of this conflict are inherently uncertain. If the conflict escalates or broadens, we may experience one or more of the following adverse consequences:
•Armed conflict and associated instability could damage energy infrastructure and logistics networks in the UAE or cause counterparties, contractors, and suppliers to withdraw from or delay commitments in the region.
•Escalating conflict could impair our ability to recruit, deploy, or retain qualified personnel in the UAE, subject personnel to heightened security risks, and result in evacuation or suspension of operations.
•Ongoing shipping and cargo disruptions, increased insurance costs, and rerouting of cargo could delay delivery of critical long-lead-time components — such as batteries sourced from Europe — and increase our costs.
•Our UAE expansion is financed by Master Investment Group under a Securities Purchase Agreement providing for an initial $3 million tranche and potential additional issuances of up to $47 million over up to three years, with proceeds restricted to UAE-related working capital. Regional instability could impair our investor's ability or willingness to fund subsequent tranches, trigger force majeure provisions, or delay milestone satisfaction upon which subsequent financings are conditioned.
•Our products and services are subject to U.S. export control and sanctions laws, including EAR, ITAR, and OFAC-administered programs. Escalation of the conflict involving the United States and Iran could result in new or expanded sanctions or export control restrictions that impair our ability to operate in the region, obtain necessary licenses, or transact with counterparties in the UAE or neighboring countries.
•While higher oil prices may increase demand for offshore robotics and subsea services in some markets, sustained conflict-driven instability could discourage capital investment in offshore exploration and production in the region, reducing near-term demand for our systems and services.
•Escalation of the regional conflict could affect the UAE's commercial and regulatory environment, including its relationships with the United States, and could result in new restrictions or adverse governmental actions affecting our planned operations.
As of the date of this filing, we are not aware of any specific adverse impact on our operations, assets, or customers directly resulting from the ongoing conflict; however, we are actively monitoring developments. We can provide no assurance that the conflict will not escalate, that its effects will not materially and adversely affect our ability to establish or operate our UAE business unit, or that our business, financial condition, and results of operations will not be materially harmed as a result.

Changes in U.S. and international trade laws and policies, including the imposition of new or increased tariffs and duties, could adversely affect our business, financial condition, results of operations, and cash flows.
U.S. trade policy is fluid and subject to significant uncertainty, including the potential imposition of new tariffs, border taxes, increased customs duties, and renegotiation of existing trade agreements. Retaliatory measures by U.S. trading partners in response to such actions could further disrupt international trade and adversely affect our customers' plans and operations.
Our business involves, and as we expand operations will increasingly involve, the importation of equipment, components, and spare parts into the United States and other countries. Specifically, the following activities expose us to tariff and trade policy risk:
•UAE Manufacturing Center. We are establishing a new manufacturing center in the UAE. Goods manufactured or assembled at that facility and subsequently imported into the United States or other markets will be subject to applicable customs duties and import tariffs, and changes in U.S. trade policy affecting Gulf Cooperation Council ("GCC") countries could adversely affect the economics of our planned UAE manufacturing operations.
•Olympic Arm Manufacturing — Forum Energy Technologies. In the fourth quarter of 2025, we entered into an agreement with Forum Energy Technologies for the manufacture of the Olympic Arm. The manufacture and importation of the Olympic Arm and its components will involve cross-border movement of equipment and parts that may be subject to tariffs, duties, and trade restrictions, which could increase our cost of goods and adversely affect the economics of that arrangement.
•Aquanaut Operations — Spare Parts and Maintenance Inventory. As we ramp up Aquanaut operations, we will need to accumulate spare parts and maintenance and repair inventory. Some of these components are sourced internationally, including lithium-ion batteries from SubCTech, a German company, which are long-lead-time items that must be ordered well in advance of integration. The imposition of tariffs or duties on imported spare parts and maintenance components could increase our operating costs and, if spare parts are delayed or become unavailable due to trade restrictions, could impair our ability to maintain and operate the Aquanaut fleet.
Our operations are subject to FAR and DFARS, and "Buy American" requirements could limit our ability to source from international suppliers and require us to qualify domestic alternatives at higher cost or on longer timelines. More broadly, U.S. tariff policies have contributed to market uncertainty and volatility in the oil and gas sector, which could reduce capital spending by offshore energy customers and thereby reduce demand for our systems and services.
We cannot predict the scope, timing, or duration of future changes in U.S. or foreign trade policy or retaliatory measures by U.S. trading partners. If tariffs or other trade restrictions are imposed or increased on equipment or components material to our operations and we are unable to mitigate the resulting cost increases through supplier diversification, product redesign, or price adjustments, our business, financial condition, results of operations, cash flows, reputation, and prospects could be materially and adversely affected.
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
In the future we may have government contracts, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.
We expect to derive a portion of our revenue from contracts with U.S. Department of Defense agencies and may enter into additional contracts with the U.S. or foreign governments in the future. This subjects us to statutes and regulations applicable to companies doing business with the government, including the FAR. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
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

Risks Related to Our Securities
We may issue a significant number of shares or equity-linked securities in the future in connection with investments or acquisitions, which may cause dilution to, or otherwise adversely affect, our stockholders.
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
Future offerings of debt or equity securities may rank senior to our Common Stock.
If we decide to issue debt or equity securities in the future ranking senior to our Common Stock or otherwise incur additional indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to pay dividends to shareholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of Common Stock and may result in dilution to shareholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our Common Stock and dilute their value.
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
On October 16, 2025, the Company received a deficiency letter from Nasdaq notifying the Company that, for the preceding 30 consecutive trading days, the market value of the Company’s listed securities had been below the MVLS Requirement. The Company also did not meet the alternative equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) or the alternative net income requirement under Nasdaq Listing Rule 5550(b)(3). The Company timely requested a hearing before a Hearings Panel. On December 4, 2025 the Company attended a hearing before the Hearings Panel. On December 19, 2025, the Company received a letter from Nasdaq confirming that the Company has demonstrated compliance with the Equity Rule as the alternative requirement for the MVLS Requirement, and that the Company is therefore in compliance with the Nasdaq Capital Market’s continued listing requirements as confirmed by the staff on December 19, 2025. The Hearings Panel granted the Company’s request for continued listing on the Exchange, subject to the following conditions: (1) From the date of the Panel decision until April 14, 2026 (the end of the Panel’s jurisdiction in this matter), the Company shall maintain compliance with all Exchange Listing Rules; and (2) the Company shall maintain a shareholder equity value of $3.5 million for each fiscal quarter until December 19, 2026 based on a Mandatory Panel Monitor under Listing Rule 5815(d)(4)(A).
The Company also remains subject to a discretionary panel monitor through December 19, 2026. In the future, if the Company is not able to meet the continued listing requirements of the Nasdaq, which require, among other things, that the minimum bid price of the Company’s Common Stock must be $1.00 or more for ten consecutive business days in the 180 day cure period from the date of a deficiency notice and either minimum stockholders' equity of at least $2.5 million, market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recent fiscal year or in two of the last three fiscal years, the Company’s Common Stock may be delisted. A delisting of the Company’s Common Stock could negatively impact the Company by, among other things, reduce the liquidity and market price of its Common Stock; reduce the number of investors willing to hold or acquire the Company’s Common Stock, which could negatively impact its ability to raise equity financing; decrease the amount of news and analyst coverage of the Company; and limit the Company’s ability to issue additional securities or obtain additional financing in future. In addition, delisting from the Nasdaq might negatively impact the Company’s reputation and, as a consequence, its business, operating results, cash flows, financial condition or securities.
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
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to investors, thereby making Public Warrants worthless. We may redeem outstanding Series A, Series B and Series C Preferred Stock and the November 2024 Debentures.
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Common Stock in the event the shares of our Common Stock are not traded on any specific trading day) of the Common Stock equals or exceeds $5,346 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force a warrant holder: (i) to exercise its warrants and pay the exercise price therefor at a time when it may be disadvantageous for it to do so, (ii) to sell its warrants at the then-current market price when it might otherwise wish to hold its Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, will be substantially less than the market value of its Public Warrants.
At any time the Company has the right to redeem in cash all, but not less than all, the shares of Series A Preferred Stock then outstanding at a 25% redemption premium to the greater of (i) the Conversion Amount (as defined in the applicable Certificate of Designation) being redeemed, and (ii) the product of (1) the Conversion Rate (as defined in the applicable Certificate of Designation) with respect to the Conversion Amount being redeemed, multiplied by (2) the equity value of the Common Stock underlying the Series A Preferred Stock. The equity value of the Common Stock underlying the Series A Preferred Stock is calculated using the greatest closing sale price of the Common Stock on any trading day during the period commencing on the trading day immediately preceding the date the Company notifies the holders of the Company’s election to redeem and ending on the trading day immediately prior to the date the Company makes the entire payment required.
At any time the Company has the right to redeem in cash all, but not less than all, the shares of Series B Preferred Stock then outstanding at a 25% redemption premium to the greater of (i) the Conversion Amount (as defined in the applicable Certificate of Designation) being redeemed, and (ii) the product of (1) the Conversion Rate (as defined in the applicable Certificate of Designation) with respect to the Conversion Amount being redeemed, multiplied by (2) the equity value of the Common Stock underlying the Series B Preferred Stock. The equity value of the Common Stock underlying the Series B Preferred Stock is calculated using the greatest closing sale price of the Common Stock on any trading day during the period commencing on the trading day immediately preceding the date the Company notifies the holders of the Company’s election to redeem and ending on the trading day immediately prior to the date the Company makes the entire payment required.
At any time the Company has the right to redeem in cash all, but not less than all, the shares of Series C Preferred Stock then outstanding at a 25% redemption premium to the greater of (i) the Conversion Amount (as defined in the applicable Certificate of Designation) being redeemed, and (ii) the product of (1) the Conversion Rate (as defined in the applicable Certificate of Designation) with respect to the Conversion Amount being redeemed, multiplied by (2) the equity value of the Common Stock underlying the Series C Preferred Stock. The equity value of the Common Stock underlying the Series C Preferred Stock is calculated using the greatest closing sale price of the Common Stock on any trading day during the period commencing on the trading day immediately preceding the date the Company notifies the holders of the Company’s election to redeem and ending on the trading day immediately prior to the date the Company makes the entire payment required.
The November 2024 Debentures may be redeemed at the option of the Company, subject to the provisions set out in the SPA.
Our warrants may never be in the money, and they may expire worthless.
For every 324 Public and Private Warrant, the holder is entitled to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. Pursuant to warrant exercise inducement offer letters, (the "Letter Agreements"), the exercise price of the SPA Warrants was lowered to a weighted average of $1,062.72 per share, with multiple tranches priced between $660.96 and $1,503.36 per share, subject to adjustment. In addition, the exercise price of the New SPA Warrants is $6,480.00 per-share, subject to adjustment. There can be no assurance that our outstanding warrants, in particular the Public Warrants, Private Warrants, and New SPA Warrants, will ever be in the money prior to their expiration and, as such, such warrants may expire worthless.
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
Currently outstanding Public Warrants, Private Warrants, SPA Warrants and New SPA Warrants are exercisable for shares of Common Stock. Additionally, our Series A, Series B and Series C , and the November 2024 Debentures convertible . Any future exercise of such warrants or conversion of the Series A, the Series B and the Series C Preferred Stock or the November 2024 Debentures would increase the number of shares of Common Stock eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding Public Warrants and Private Warrants to purchase an aggregate 48,765 shares of Common Stock (36,355 Public Warrant Shares and 12,410 Private Warrant Shares) and New SPA Warrants to purchase 11,838 shares of Common Stock are currently exercisable. For every 324 Public Warrants and Private Warrants the holder thereof is entitled to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The November 2024 Debentures are convertible, at the election of the holder thereof, for an aggregate 201,952 shares of Common Stock, assuming a conversion price of $0.59. In addition, the debt under the term loans closed in September 2023 and January 2024 are convertible into 4,984 shares at a conversion price of $1,944 and 670,631 shares at a conversion price of $14.31 respectively. The Series A Preferred Stock is convertible, at the election of the holders, into 11,626,189 shares of Common Stock, assuming a conversion price of $0.59. The Series B Preferred Stock is convertible, at the election of the holders, into 5,768,040 shares of Common Stock, assuming conversion price of $0.59. The Series C Preferred Stock is convertible, at the election of the holders, into 2,720,842 shares of Common Stock assuming a conversion price of $0.95.
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
Governance
Management Oversight
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our IT Systems Administrator. Our IT Systems Administrator has 16 years in total network and system administration experiences, 8 of which are experience addressing cybersecurity risks. Our IT Systems Administrator is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our Vice President of Corporate Development & Administration oversees the IT Systems Administrator and briefs our board of directors on cybersecurity matters, including the nature and design of our cybersecurity program, and threats, events, and program enhancements.
Board Oversight
In its oversight role, our board of directors considers risks, including with respect to privacy, information technology and cybersecurity and threats to technology infrastructure.
On a regular basis, our Vice President of Corporate Development & Administration reports to our board of directors on cybersecurity matters, including key risks, the potential impact of those exposures on our business, financial condition, results of operations, cash flows, reputation and prospects, and the programs and steps implemented by our management team to monitor and mitigate risks.
Cybersecurity Risks
Our cybersecurity risk management processes are integrated into our overall approach to risk management. Given our nature and size, we do not have a dedicated enterprise risk function, but our management team regularly considers and evaluates the cybersecurity risks. As part of that risk management process, our management team identifies, assesses and evaluates risks impacting our operations, including those risks related to cybersecurity, and raises them for internal discussion, and where it is determined to be appropriate, issues are also raised to our board of directors for consideration.
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (as such terms are defined in Item 106(a) of Regulation S-K), that have materially affected our business, financial condition, results of operations, cash flows, reputation and prospects or that are reasonably likely to have such a material effect. While we have implemented a cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information regarding risks relating to privacy and cybersecurity, see “Item 1A—Risk Factors—Risks Related to Our Business.”
Item 2. Properties
We operate in a corporate and manufacturing facility in Webster, Texas, USA. We currently occupy a facility that has approximately 30,000 square feet of office, development, and manufacturing space pursuant to a lease that we expect will expire in April 2027.
We operate in a satellite repair, test, and services facility in Robert, Louisiana, USA. We own this facility that has approximately 17,800 square feet of office, warehouse, and equipment repair space. The property also includes a 16-foot-deep pool used for testing offshore robotics equipment.

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
Shareholders
As of the date of this Annual Report, there are approximately 36 shareholders of record of our Common Stock based upon our transfer agent’s report. Because many of our shares of Common Stock are held by brokers and other nominees on behalf of shareholders, including in trust, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
We have not declared or paid any cash dividends on our Common Stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.
Warrants
At December 31, 2025, there were 15,811,838 warrants outstanding, including the SPA Warrants, exercisable into 60,602 shares of the Company's Common Stock. Refer to Note 17 to the consolidated financial statements included in this annual report for additional information relating to outstanding warrants.
Equity Compensation Plans
On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our Board ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. At December 31, 2025, 143,128 equity units were available for future grants under the Omnibus Incentive Plan.
At December 31, 2025, there were 712 options outstanding for the purchase of Company Common Stock. Outstanding options vest assuming continuous service to the Company with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of the grant. During the vesting period, holders have no rights of a stockholder with respect to the shares of Common Stock subject to an option and the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested options are forfeited upon termination of employment. Refer to Note 18 - Stock-Based Compensation to the consolidated financial statements included in this annual report for additional information relating to outstanding options.
At December 31, 2025, there were 112,214 restricted stock units outstanding for the right to receive one share of Company Common Stock. Refer to Note 18 - Stock-Based Compensation to the consolidated financial statements included in this annual report for additional information relating to restricted stock units.
Recent Sales of Unregistered Securities
During the year ended December 31, 2025, we did not have any sales of equity securities that were not registered under the Securities Act of 1933, as amended, that have not been reported on Form 8-K or Form 10-Q.
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
Overview
Nauticus Robotics, Inc. (the "Company", "our", "us" or "we") is a technology-driven company specializing in the development of advanced electric autonomous robotic solutions for subsea applications.
The Company's portfolio includes:
•Autonomous underwater vehicles (AUVs)
•Electric Robotic manipulators
•A platform-agnostic robotic operating system
•Related engineering, consulting and prototype services
These solutions are designed to support operations in both commercial and defense markets, with current emphasis on offshore energy and national security applications.
The Company's addressable markets include upstream, midstream, and downstream oil and gas, defense, offshore renewables, seafloor telecommunications, aquaculture, port security, oceanographic research, and subsea mining. Currently, our primary focus is on oil and gas operations and defense applications. The Company remains in the early stages of commercialization and continues to invest in product development, system deployment and market-expansion.
Basis of Presentation – The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in preparation of these consolidated financial statements.
Liquidity — Total cash and cash equivalents on hand as of December 31, 2025 was $7,016,610. The Company has incurred recurring losses each year since its inception and currently does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company continues to invest in the development, enhancement, and commercialization of its core technology platforms. The Company currently funds its operations with cash on hand, availability under the November 2024 Debentures (see Note 8 - Notes Payable), the sale of shares of Common Stock under the Equity Purchase Facility Agreement (see Note 16 - Common Stock) and the offer and sale of additional shares of Common Stock under the At The Market Offering Agreement. The Company may require additional liquidity to continue its operations over the next twelve months, which a current investor has committed to support. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company's ability to raise capital in an efficient manner. Because of these factors, the Company believes that this creates substantial doubt with the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the ability to generate sufficient revenues and to control operating expenses. Additionally, the Company is consistently focused on raising capital, strategic acquisitions and alliances and other initiatives to strengthen the Company.
See the sections entitled “Risks Related to Our Business and Industry — A significant amount of our revenues is derived from a limited number of customers. A material portion of our current revenue may be generated by sales to government entities, which are subject to a number of uncertainties, challenges, and risks,” “Risks Related to Our Business and Industry — Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends,” “Risks Related to Our Business and Industry. If we are successful in commercializing our products and services, our revenue will be concentrated in a limited number of models for the foreseeable future,” and “Risks Related to Our Business and Industry — We may be unable to adequately control the costs associated with our operations.”
Recent Developments
OBBBA - On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into U.S. law. The OBBBA includes changes to several corporate tax provisions, including tax deductions for qualified research expenditures, changes to business interest expense limitations and bonus depreciation. The OBBBA legislation does not materially impact our 2025 annual effective tax rates as we remain on a loss position.
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table sets forth summarized consolidated financial information:

	For The Year Ended December 31,		Change $	Change %
	2025	2024
Revenue:
Service	$5,274,915	$1,807,472	$3,467,443	192%
Total revenue	5,274,915	1,807,472	3,467,443	192%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	12,336,520	9,732,205	2,604,315	27%
Depreciation and amortization	2,344,826	1,736,828	607,998	35%
Research and development	-	82,850	(82,850)	-100%
General and administrative	14,320,568	13,570,486	750,082	6%
Total costs and expenses	29,001,914	25,122,369	3,879,545	15%

Operating loss	(23,726,999)	(23,314,897)	(412,102)	2%

Other (income) expense:
Other income, net	(134,322)	(70,918)	(63,404)	-89%
Foreign currency transaction loss	54,527	61,597	(7,070)	-11%
Loss on extinguishment of debt	6,371,971	127,605,940	(121,233,969)	-95%
Change in fair value of warrant liabilities	(170,632)	(13,559,010)	13,388,378	-99%
Change in fair value of New Convertible Debentures	-	(7,989,948)	(7,989,948)	-100%
Change in fair value of November 2024 Debentures	2,247,848	435,864	1,811,984	416%
Interest expense, net	8,732,011	5,108,227	3,623,784	71%
Total other expense, net	17,101,403	111,591,752	(94,490,349)	-85%

Net loss	(40,828,402)	$(134,906,649)	$94,078,247	-70%

Revenue. For the year ended December 31, 2025, net revenue increased by $3,467,443, or 192%, as compared to 2024. The increase in revenue is primarily attributable to the revenue stream from the acquisition of SeaTrepid's ROV fleet.

Cost of revenue. For the year ended December 31, 2025, cost of revenue increased by $2,604,315, or 27% as compared to 2024. The increase is primarily attributable to the increase in activity partially offset by costs relating to the commercialization of the Aquanaut vehicle. Cost of sales for the year ended December 31, 2025 included inventory write-offs of $500,332 relating to Olympic Arms inventory deemed as obsolete.
Depreciation and amortization. For the year ended December 31, 2025, depreciation and amortization increased by $607,998, or 35%, as compared to 2024. The variance is primarily due to the increase in property and equipment, and amortization of $152,484 relating to intangible assets acquired under the SeaTrepid acquisition.
Research and development. For the year ended December 31, 2025, total research and development expenses decreased by $82,850, or 100%, as compared to 2024. The decrease was due primarily to the Company achieving technological feasibility in both hardware and software development and focusing on bringing its products to market.
General and administrative. For the year ended December 31, 2025, total general and administrative expenses increased by $750,082 or 6%, as compared to 2024. The increase was driven by high professional fees related to the SeaTrepid acquisition and integration of their overhead into Nauticus.
Other income, net. For the year ended December 31, 2025, other income, net increased by $63,404 as compared to 2024.
Loss on extinguishments of debt. For the year ended December 31, 2025, a loss on the extinguishment of debt of $6,371,971 was reported relating to the conversion of 2023 Term Loan Notes to Series C Preferred Stock. For the year ended December 31, 2024, loss on the extinguishments of debt of $127,605,940 was reported driven by the Amendment and Exchange Agreement, see Note 8, "Notes Payable".
Change in fair value of warrant liabilities. For the years ended December 31, 2025 and 2024, the Company reported a gain in change of fair value of warrant liabilities of $170,632 and $13,559,010, respectively, driven by fluctuations in the trading price of the Company's Common Stock.
Change in fair value of New Convertible Debentures. For the year ended December 31, 2024, a gain on the fair value of the new convertible debentures of $7,989,948 was reported, driven by fluctuations in the trading price of the Company's Common Stock.
Change in fair value of November 2024 Debentures. For the year ended December 31, 2025, a loss on the fair value of the November 2024 debentures of $2,247,848 was reported. For the year ended December 31, 2024, a loss on the fair value of the November 2024 debentures of $435,864 was reported. Changes in fair value of the November 2024 Debentures are driven by fluctuations in the trading price of the Company's Common Stock.
Interest expense, net. For the year ended December 31, 2025, interest expense, net increased by $3,623,784 as compared to 2024 primarily driven by a $3,941,929 inducement expense incurred on the conversion of Convertible Senior Secured Term Loan notes during the period in which the conversion price was temporarily reduced, see Note 8, Notes Payable.
Liquidity and Capital Resources
The Company has incurred recurring losses each year since its inception and currently does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company continues to develop its principal products and conduct research and development activities. The Company currently funds its operations with cash on hand, availability under the November 2024 Debentures (see Item 8, "Financial Statements - Note 8 - Notes Payable"), the Equity Purchase Facility Agreement (see Item 8, "Financial Statements - Note 16 - Common Stock") and the offer and sale of additional shares of Common Stock under the At The Market Offering Agreement (see Item 8, "Financial Statements - Note 16 - Common Stock and Note 24 - Subsequent Events"). The Company may require additional liquidity to continue its operations over the next twelve months. While a current investor has expressed an intention to provide financial support, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company's ability to raise capital in an efficient manner. Because of these factors, the Company believes that this creates substantial doubt with the Company's ability to continue as a going concern.
As of December 31, 2025, we had $7,016,610 of cash and cash equivalents. The cash equivalents consist of money market funds.
Significant sources and uses of cash during the year ended December 31, 2025.
Sources of cash:
•The Company received net proceeds of $34,716,895 from equity financings comprising of an At The Market Offering and the issuance of Series B Preferred Stock (see Item 8, "Financial Statements - Note 15 - "Preferred Stock" and "Note 16 - "Common Stock").
Uses of cash:
•Cash used in operating activities was $23,004,484.
•Cash used in investing activities related to the acquisition of SeaTrepid of $4,371,992 and capital expenditures of $961,814.
Future sources and uses of cash. Our capital requirements will depend on many factors, investments in technology, the expansion of sales and marketing activities, and market adoption of new and enhanced products and features. To date, our principal sources of liquidity have been proceeds received from the issuance of debt and equity funding and cash flow from our operations.
Indebtedness. The Company’s indebtedness at December 31, 2025 is presented in Item 8, “Financial Statements - Note 8 - Notes Payable” and our lease obligations are presented in Item 8, “Financial Statements - Note 8 - Leases.”
There are no other new accounting pronouncements that are expected to have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2025, we had no material off-balance sheet arrangements.
Critical Accounting Estimates
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
Long-Lived Assets - Long-lived assets, including property and equipment and definite-lived intangible assets, are recorded at cost and depreciated or amortized over their estimated useful lives. The determination of estimated useful lives requires significant management judgment and is based on factors such as the expected use of the asset, historical experience with similar assets, technological developments, and anticipated economic benefits to be derived from the asset. Changes in these estimates could result in changes to the timing and amount of depreciation or amortization expense recognized in future periods.
We also evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, in accordance with ASC 360 – Property, Plant, and Equipment. Indicators of impairment may include significant adverse changes in business climate, market conditions, operating performance, or the manner in which an asset is used. When such indicators are present, we assess recoverability by comparing the carrying value of the asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying value exceeds the asset group’s estimated fair value.

The impairment analysis requires significant estimates and assumptions, including projections of future revenues, operating costs, asset utilization, and the determination of appropriate discount rates used to estimate fair value. These assumptions are inherently uncertain and are based on management’s expectations regarding future economic and operating conditions. Changes in these assumptions, including reductions in expected future cash flows or shorter estimated useful lives, could result in higher depreciation or amortization expense or the recognition of impairment charges in future periods.
Fair Value Measurements - We measure the fair value of certain financial instruments, including preferred stock and convertible debt, using valuation techniques consistent with the guidance in ASC 820 – Fair Value Measurement. In certain cases, these instruments contain complex features, such as conversion options that require significant judgment in determining their fair value.
When observable market prices are not available, we estimate fair value using valuation models such as Monte Carlo simulations. These models require the use of significant unobservable inputs, including expected volatility of the Company’s stock, risk-free interest rates, discount rates and expected term and other market-based assumptions.

Because these valuations involve significant management judgment and unobservable inputs, changes in the underlying assumptions could materially affect the estimated fair value of the preferred stock and convertible debt. Management evaluates these assumptions each reporting period and updates the valuations as necessary based on changes in market conditions, company-specific factors, and other relevant information.

Business Combinations - We account for acquisitions of businesses using the acquisition method of accounting in accordance with ASC 805 – Business Combinations. Under this method, the total consideration transferred is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

Determining the fair value of assets acquired and liabilities assumed requires significant management judgment and estimates, particularly with respect to identifiable intangible assets and certain tangible assets. Identifiable intangible assets include customer relationships, trade names, non-competes and other intellectual property. We valued these assets using income-based valuation approaches, such as the multi-period excess earnings method, relief-from-royalty method or with and without method, which required assumptions regarding projected revenues, sales attrition rates, royalty rates, discount rates, probability of competing and the estimated useful lives of the assets.

Property and equipment acquired in a business combination are recorded at estimated fair value, determined using market-based valuation techniques. These valuations require assumptions regarding replacement cost, physical deterioration, economic obsolescence, and remaining useful lives.

The fair value of consideration transferred may also require significant judgment when it includes non-cash components, such as equity instruments. The equity consideration was measured based on the fair value of the Company’s stock at the acquisition date.

The valuation of assets acquired, liabilities assumed, and consideration transferred required the use of significant assumptions and estimates, which are inherently uncertain. Changes in these assumptions could materially affect the amounts recognized for identifiable intangible assets, property and equipment, goodwill, and contingent consideration. During the measurement period, we may record adjustments to the provisional amounts recognized if new information becomes available about facts and circumstances that existed as of the acquisition date.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Not required for smaller reporting companies.
56

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Nauticus Robotics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nauticus Robotics, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring net losses, negative operating cash flows, a working capital deficit, and insufficient cash and cash equivalents to fund operations for twelve months from the date of this report. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

Whippany, New Jersey
April 15, 2026
PCAOB ID Number 100

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

Houston, Texas
April 15, 2025

NAUTICUS ROBOTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$7,016,610	$1,186,047
Restricted cash	600,342	52,151
Accounts receivable, net	378,683	238,531
Inventories	-	880,594
Prepaid expenses	1,055,324	1,389,434
Other current assets	203,025	574,025
Total Current Assets	$9,253,984	$4,320,782

Property and equipment, net	21,827,769	17,115,246
Operating lease right-of-use assets, net	559,005	1,094,743
Goodwill	9,600,745	-
Intangible Assets, net	1,276,916	-
Other assets	91,276	154,316
Total Assets	$42,609,695	$22,685,087

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$3,128,459	$5,916,693
Accrued liabilities	10,139,275	5,602,721
Contract liability	-	346,279
Operating lease liabilities - current	434,200	435,307
Notes payable - current	2,296,627	-
November 2024 Debentures - current, fair value option (related party)	163,672	-
Senior Secured Convertible Term Loan - current, net of discount (related party)	14,113,871	-
Senior Secured Convertible Term Loan - current, net of discount	4,939,247	-
Other creditors	160,110	-
Total Current Liabilities	35,375,461	12,301,000
Warrant liabilities	11,281	181,913
Operating lease liabilities - long-term	203,547	768,939
November 2024 Debentures - long-term, fair value option (related party)	-	2,583,832
Senior Secured Convertible Term Loan - long-term, net of discount (related party)	-	13,820,366
Senior Secured Convertible Term Loan - long-term, net of discount	-	12,531,332
Other liabilities	-	895,118
Total Liabilities	$35,590,289	$43,082,500

Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock $0.0001 par value; 40,000 shares authorized, 5,546 and 35,034 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	1	4

Series B Convertible Preferred Stock $0.0001 par value; 50,000 shares authorized, 2,813 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	-	-
Series C Convertible Preferred Stock $0.0001 par value; 100,000 shares authorized, 2,154 and 0 issued and outstanding at December 31, 2025 and December 31, 2024 respectively.	-	-
Common Stock, $0.0001 par value; 625,000,000 shares authorized, 28,811,198 and 1,084,655 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.*	2,881	108
Additional paid-in capital	330,578,863	233,343,056
Accumulated other comprehensive loss	(42,229)	(42,229)
Accumulated deficit	(323,520,110)	(253,698,352)
Total Stockholders’ Equity (Deficit)	7,019,406	(20,397,413)
Total Liabilities and Stockholders’ Equity (Deficit)	$42,609,695	$22,685,087
* Reflects the 1-for-36 reverse split effected July 22, 2024 and the 1-for-9 effected September 5, 2025.
See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2025	2024
Revenue:
Service	$5,274,915	$1,807,472
Total revenue	5,274,915	1,807,472

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	12,336,520	9,732,205
Depreciation and amortization	2,344,826	1,736,828
Research and development	-	82,850
General and administrative	14,320,568	13,570,486
Total costs and expenses	$29,001,914	$25,122,369

Operating loss	(23,726,999)	(23,314,897)

Other (income) expense:
Other income, net	(134,322)	(70,918)
Foreign currency transaction loss	54,527	61,597
Loss on extinguishment of debt	6,371,971	127,605,940
Change in fair value of warrant liabilities	(170,632)	(13,559,010)
Change in fair value of New Convertible Debentures	-	(7,989,948)
Change in fair value of November 2024 Debentures	2,247,848	435,864
Interest expense, net	8,732,011	5,108,227
Total other expense, net	17,101,403	111,591,752

Net loss	$(40,828,402)	$(134,906,649)

Basic and diluted loss per share (As adjusted, see Note 21)	$(10.45)	$(330.55)

Basic and diluted weighted average shares outstanding (As adjusted, see Note 21)*	6,681,851	408,133
* Reflects the 1-for-36 reverse split effected July 22, 2024 and the 1-for-9 effected September 5, 2025.
See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended December 31,
	2025	2024
Net loss	$(40,828,402)	$(134,906,649)
Other comprehensive loss:
Foreign currency translation adjustment	-	(42,229)
Comprehensive loss	$(40,828,402)	$(134,948,878)

See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock*		Additional Paid-in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	-	$-	-	$-	-	$-	154,432	$15	$77,004,838	$-	$(118,791,703)	$(41,786,850)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(42,229)	-	(42,229)
Stock-based compensation	-	-	-	-	-	-	-	-	2,303,054	-	-	2,303,054
Reverse stock split round up	-	-	-	-	-	-	14,886	2	(2)	-	-	-
Vesting of RSUs	-	-	-	-	-	-	12,074	1	(1)	-	-	-
Restricted stock forfeited for taxes	-	-	-	-	-	-	(410)	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	72,646	7	4,635,250	-	-	4,635,257
Conversion of convertible secured debentures to Common Stock	-	-	-	-	-	-	613,099	61	29,741,798	-	-	29,741,859
Exchange of convertible secured debentures to Series A Preferred Stock	35,434	4	-	-	-	-	-	-	110,300,187	-	-	110,300,191
Conversion of Series A Preferred Stock to Common Stock	(400)	-	-	-	-	-	61,659	6	(6)	-	-	-
At the Market (ATM) share offering	-	-	-	-	-	-	156,269	16	9,357,938	-	-	9,357,954
Net loss	-	-	-	-	-	-	-	-	-	-	(134,906,649)	(134,906,649)
Balance at December 31, 2024	35,034	$4	-	$-	-	$-	1,084,655	$108	$233,343,056	$(42,229)	$(253,698,352)	$(20,397,413)
Stock-based compensation	-	-	-	-	-	-	-	-	1,296,555	-	-	1,296,555
Conversion of November 24 Debenture to Common Stock	-	-	-	-	-	-	4,549,509	455	4,667,553	-	-	4,668,008
Conversion of Term Loan notes to Common Stock	-	-	-	-	-	-	2,344,895	234	6,644,297	-	-	6,644,531
Inducement on convertible debt	-	-	-	-	-	-	-	-	3,941,929	-	-	3,941,929
Conversion of Series A Preferred Stock to Common Stock	(29,488)	(3)	-	-	-	-	10,768,900	1,077	(1,074)	-	-	-
Issue of Series B Preferred Stock	-	-	3,000	-	-	-	-	-	2,855,000	-	-	2,855,000
Conversion of Series B Preferred Stock to Common Stock	-	-	(187)	-	-	-	392,490	39	(39)	-	-	-
Exchange of convertible term loan to Series C Preferred Stock	-	-	-	-	3,814	-	-	-	10,185,929	-	-	10,185,929
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	(1,660)	-	2,740,740	274	(274)	-	-	-
At the Market (ATM) share offering	-	-	-	-	-	-	6,826,700	683	31,947,967	-	-	31,948,650
Earnout shares	-	-	-	-	-	-	-	-	6,864,729	-	-	6,864,729
Vesting of RSUs	-	-	-	-	-	-	36,995	4	(4)	-	-	-
Reverse stock split round up & Adj	-	-	-	-	-	-	66,314	7	(7)	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	-	845,890	-	(1,006,000)	(160,110)
Deemed dividend	-	-	-	-	-	-	-	-	27,987,356	-	(27,987,356)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(40,828,402)	(40,828,402)
Balance at December 31, 2025	5,546	$1	2,813	$-	2,154	$-	28,811,198	$2,881	$330,578,863	$(42,229)	$(323,520,110)	$7,019,406
*Reflects the 1-for-36 reverse split effected July 22, 2024 and the 1-for-9 effected September 5, 2025.
See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(40,828,402)	$(134,906,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,344,826	1,736,828
Accretion of debt discount	40,253	411,705
Amortization of debt issuance cost	886,504	664,690
Capitalized paid-in-kind (PIK) interest	696,345	900,383
Accretion of exit fee	(9,663)	97,694
Stock-based compensation	1,296,555	2,303,054
Change in fair value of warrant liabilities	(170,632)	(13,559,010)
Change in fair value of New Convertible Debentures	-	(7,989,948)
Change in fair value of November 2024 Convertible Debentures	2,247,848	435,864
Loss on extinguishment of debt	6,371,971	127,605,940
Induced conversion expense	3,941,929	-
Non-cash lease expense	535,738	504,097
Loss on disposal of assets	25,788	19,202
Loss on lease termination	2,639	18,721
Inventory write-off	500,332	-
Other notes payable adjustments	-	115,394
Changes in operating assets and liabilities:
Accounts receivable	(1,798)	(26,103)
Inventories	41,146	(58,683)
Other assets	830,664	995,999
Accounts payable and accrued liabilities	54,009	(1,696,525)
Contract liabilities	(346,279)	(2,421,634)
Operating lease liabilities	(569,139)	(397,375)
Other liabilities	(895,118)	895,118
Net cash used in operating activities	(23,004,484)	(24,351,238)

Cash flows from (used in) investing activities:
Capital expenditures	(961,814)	(501,600)
Acquisition of business, net of cash acquired	(4,371,992)	-
Proceeds from sale of assets held for sale	-	676,177
Proceeds from sale of property and equipment	150	5,705
Net cash from (used in) investing activities	(5,333,656)	180,282

Cash flows from financing activities:
Proceeds from notes payable	-	14,305,000
Payment of debt issuance costs on notes payable	-	(1,316,791)
Proceeds from November 2024 Debentures	-	2,150,000
Proceeds from At the Market (ATM) offering, net	31,948,650	9,357,954

Issuance of Series B Preferred Stock	2,855,000	-
Repayment on Ameristate Loan	(86,755)	-
Net cash from financing activities	34,716,895	24,496,163

Effect of changes in exchange rates on cash and cash equivalents	-	(42,229)

Net change in cash, cash equivalents and restricted cash	6,378,755	282,978
Cash, cash equivalents and restricted cash, beginning of year	1,238,198	955,220
Cash, cash equivalents and restricted cash, end of year	$7,616,953	$1,238,198

Supplemental disclosure of cash flow information:
Cash paid for interest	$163,571	$158,559
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Conversion of Term Loan notes and interest to common stock	$6,644,531	$-
Conversion of convertible debt to Common Stock	$4,668,008	$29,741,859
Issuance of Series B preferred stock	$2,855,000	$-
Series C preferred stock issued in exchange for convertible debt	$10,480,581	$-
Transfer from inventories to property and equipment	$414,416	$1,376,885
Earnout shares for acquisition	$6,864,729	$-
Debt assumed in acquisition	$2,383,382	$-
Accrued purchase price	$3,287,881	$-
Preferred stock dividend	$1,006,000	$-
Deemed dividend	$27,987,356	$-
Exchange of convertible debt and accrued interest expense to preferred stock	$-	$61,429,200
Series A preferred stock issued in exchange for convertible debt	$-	$110,300,191
Exercise of warrants	$-	$4,635,257
Liabilities relieved through sale of assets held for sale	$-	$1,158,609
Transfer from assets held for sale to property and equipment	$-	$1,093,653
Operating leases at inception	$-	$1,185,119

See accompanying notes to the consolidated financial statements.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business
Nauticus Robotics, Inc. (the "Company", "our", "us" or "we") is a technology-driven Company specializing in the development of advanced fully electric autonomous robotic solutions for subsea applications. Our portfolio includes autonomous underwater vehicles (AUVs), electric robotic manipulators, an open robotic operating system, and related consulting and prototype services with a strong alignment to offshore energy and national security interests. Our technology solutions enable autonomous operations for both the commercial and defense sectors.
The Company’s addressable markets include upstream, midstream, and downstream oil and gas, defense, offshore renewables, seafloor telecommunications, aquaculture, port security, oceanographic research, and subsea mining. Currently, our primary focus is on oil and gas operations and defense applications.
Liquidity and Going Concern— The Company has incurred recurring losses each year since its inception and currently does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company continues to develop its principal products and conduct research and development activities. The Company currently funds its operations with cash on hand, availability under the November 2024 Debentures (see Note 8 - Notes Payable) and the offer and sale of additional shares of Common Stock under the At The Market Offering Agreement (see Note 24 - Subsequent Events). The Company may require additional liquidity to continue its operations over the next twelve months. While a current investor has expressed an intention to provide financial support, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company's ability to raise capital in an efficient manner. Because of these factors, the Company believes that this creates substantial doubt about the Company's ability to continue as a going concern for a period of at least twelve months form the date these financial statements were issued. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
Reverse Stock Split - On September 5, 2025, the Company effected a 1-for-9 reverse stock split of the shares of the Company's common stock, par value $0.0001 per share. No fractional shares were issued in connection with the reverse stock split, but were instead rounded up to the nearest whole share. The Reverse Stock Split resulted in 42,758,379 shares of common stock being converted in to 4,750,954 shares of common stock. The Board of Directors of the Company approved the Certificate of Amendment to meet the share bid price requirements of the NASDAQ Capital Market. The Company’s stockholders authorized the reverse stock split and the Certificate of Amendment at a special meeting held on June 25, 2025.
On July 22, 2024, the Company effected a 1-for-36 reverse stock split of the shares of the Company's common stock, par value $0.0001 per share. No fractional shares were issued in connection with the Reverse Stock Split, but were instead rounded up to the nearest whole share. The reverse stock split resulted in 150,107,598 shares of common stock being converted in to 4,169,679 shares of common stock. The Board of Directors of the Company approved the Certificate of Amendment effecting the reverse stock split in order to meet the share bid price requirements of the NASDAQ Capital Market. The Company’s stockholders authorized the reverse stock split and the Certificate of Amendment at a special meeting held on June 17, 2024.
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
As the par value per share of common stock was not changed in connection with the 1-for-9 or 1-for-36 reverse stock splits, there was no change in the par value of the preferred stock related to the reverse stock splits recorded in the years ended December 31, 2025 and 2024.
An adjustment to round fractional shares into whole shares was recorded in the year ended December 31, 2025 which increased Common Stock by 64,142 shares and $6 with a corresponding decrease in additional paid-in capital. An

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
adjustment to round fractional shares into whole shares was recorded in the year ended December 31, 2024 which increased Common Stock by 14,886 shares and $1 with a corresponding decrease in additional paid-in capital.
2. Summary of Significant Accounting Policies
Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in preparation of these consolidated financial statements.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) estimates of future costs to complete customer contracts recognized over time, (ii) valuation allowances for deferred income tax assets, (iii) valuation of stock-based compensation awards, (iv) the valuation of conversion options, warrants and earnouts, (v) fair value of New Convertible Debentures and November 2024 Debentures, and (vi) fair value of Preferred Stock. Actual results could differ from those estimates.
Cash and Cash Equivalents - The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts. There were no cash equivalents at December 31, 2025 and 2024, respectively.
Restricted Cash - The Company had a restricted cash balance of $600,342 at December 31, 2025 relating to a letter of credit for imported inventory items. The Company had a restricted certificate of deposit, held by a bank on our behalf, of $52,151 as of December 31, 2024 which related to a guarantee against corporate credit cards.
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
The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income in the year of recovery, in accordance with the entity’s accounting policy election. The total allowance for credit losses was de minimis for the years ending December 31, 2025 and 2024, respectively.
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
Goodwill – Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, Intangibles-Goodwill and Other, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price
Intangible Assets - Intangible assets consist primarily of trade-names/trademarks, intellectual property and non-compete agreements acquired through the SeaTrepid acquisition. Finite-lived intangible assets are amortized on a straight-line bases over their estimated useful lives, ranging from 3 to 15 years.
Impairment of Long-Lived Assets - The Company reviews long-lived assets for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In this assessment, future pre-tax cash flows (undiscounted) resulting from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between its carrying value and estimated fair value. For the years ended December 31, 2025 and 2024 no property and equipment was impaired.
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
Revenue - Our primary sources of revenue are from providing technology engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales and typically have terms of up to 18 months. The Company had no product sales in 2025 and 2024, respectively, nor has it had any firm fixed fee contracts in 2025.
A performance obligation is a promise in a contract to transfer distinct goods or services to a customer. For all contracts, we assess if there are multiple promises that should be accounted for as separate performance obligations or combined into a single performance obligation. Our service arrangements generally represent a single performance obligation.
Our performance obligations under service agreements generally are satisfied over a short period of time as the service is provided. Revenue under these contracts is recognized using an input method based on costs incurred relative to total estimated costs. This requires management to make estimates and assumptions to estimate contract sales and costs associated with its contracts with customers. Changes in estimates are recognized in the period in which they become known. Where the estimated total costs to complete a contract exceed the expected consideration to be received, the full amount of the anticipated loss is recorded in the period the loss becomes evident.
Inventories – Inventories consist of raw materials, work in progress and finished goods, as applicable, and are stated at the lower of cost or net realizable value. Work in progress and finished goods inventories include raw materials, direct labor and production overhead. The Company periodically reviews inventories on hand and current market conditions to determine if the cost of raw materials, work in progress and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. The associated impairment is charged as a standalone expense on the statements of operations. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its net realizable value if those amounts are determined to be less than cost. The associated write-downs or write-offs of inventory are charged to cost of sales. Inventory write-offs totaling $500,332 were included in cost of sales for

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the year ended December 31, 2025 relating to inventory deemed as obsolete. During the year ended December 31, 2025, $414,416 of inventory was transferred from inventories to construction in progress relating to items to be used on our subsea vehicle.
Inventories consisted of the following:

	December 31, 2025	December 31, 2024
Raw material and supplies	$-	$880,594
Work in progress	-	-
Total inventories	$-	$880,594
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain tax positions as of December 31, 2025 or 2024.
Foreign Currency Translation – Prior to January 1, 2025, all assets and liabilities in the consolidated balance sheet of the Company's foreign subsidiary, whose functional currency is the Brazilian Real, were translated at period-end exchange rates. All revenues and expenses in the consolidated statements of operations, of this foreign subsidiary, were translated at average exchange rates for the period. Translation gains and losses were not included on determining net loss but were shown in accumulated other comprehensive loss on the consolidated balance sheet. Effective January 1, 2025, the functional currency for the Company's foreign subsidiary was changed from Brazilian Real to U.S. dollars due to changes in operational and economic circumstances. The previously recorded cumulative translation adjustment in Accumulated Other Comprehensive Income as of the date of the change remains in equity and will not be reclassified to earnings unless the subsidiary is sold or liquidated. The change was accounted for prospectively.
Foreign Currency Gains and Losses – Foreign currency transaction gains and losses are included on determining net loss. The Company purchases certain materials and equipment from foreign companies and these transactions are generally

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
denominated in the vendors’ local currency. The Company recorded $54,527 and $61,597 of foreign currency transaction losses for the years ended December 31, 2025 and 2024, respectively that are included in other income, net.
Fair Value Measurements - The Company categorizes financial assets and liabilities using a three-tier fair value hierarchy, based on the nature of the inputs used to determine fair value. Inputs refer broadly to assumptions that market participants would use to value an asset or liability and may be observable or unobservable. When determining the fair value of assets and liabilities, the Company uses the most reliable measurement available. See Note 22, “Fair Value Measurements.”
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
We have determined that the private warrants sold in a private placement (the “Private Warrants”) and warrants sold to the public (the “Public Warrants”) should be accounted for as liabilities. The Private Warrants and Public Warrants were initially recorded at their estimated fair value on the issuance. They are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement). The Public Warrants are valued using their publicly-traded price at each measurement date (a Level 1 measurement).
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

The New Convertible Debentures were exchanged to Series A Preferred stock on December 27, 2024 and December 31, 2024. The initial fair value of the New Convertible Debentures was $99,195,791 as of January 30, 2024, A loss on extinguishment of debt of $48,870,991 related to this transaction was reported in the consolidated statements of operations for the year ended December 31, 2024.
November 2024 Debentures - The November 2024 Debentures were estimated to have a fair value of $163,672 and $2,583,832 as of December 31, 2025 and December 31, 2024 respectively.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company believes that the fair value measurement provides a more relevant representation of the liability’s impact on financial position and performance, as it reflects the new convertible debentures’ current economic value and reduces potential measurement inconsistencies.
Earnout Shares – Earnout Shares that may be issued to former holders of Nauticus Robotics Holdings, Inc.’s common stock are held in escrow and will only be issued upon the occurrence of specified Triggering Events within 5 years of September 9, 2022. As of the reporting date, the Earnout Shares have not been issued and therefore are not considered issued or outstanding shares of common stock. The Company evaluated the earnout arrangement under ASC 815 – Derivatives and Hedging and concluded that, upon issuance, the Earnout Shares would qualify for equity classification. Accordingly, the Earnout Shares will be recognized in stockholders’ equity at fair value on the issuance date and will not be subsequently remeasured. The fair value will be determined using a Monte Carlo simulation model, which represents a Level 3 fair value measurement under ASC 820 – Fair Value Measurement.
Earnings (Loss) per Share – Basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional shares of Common Stock that could have been outstanding assuming the exercise of stock options and warrants (determined using the treasury stock method) and conversion of convertible debt. The Earnout Shares, which are subject to forfeiture if the achievement of certain stock price thresholds is not met, are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of calculating loss per share. The Company’s Convertible Preferred Stock is considered a non-participating security as it does not have the right to participate in dividends with common stockholders beyond its stated dividend or share in undistributed earnings. Accordingly, the Company does not apply the two-class method in computing earnings (loss) per share. Dividends on preferred stock are recorded as a reduction to net income (loss) attributable to common stockholders in the calculation of basic earnings (loss) per share.
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the year ended December 31, 2025, sales to five customers accounted for 69% of total revenue. Sales to Customer A and Customer B accounted for 19% of total revenue, respectively; sales to Customer C accounted for 11% of total revenue; and sales to Customer D and E accounted for 10% of total revenue, respectively. Total accounts receivable as of December 31, 2025 was made up by three customers. As of December 31, 2024, sales to three customers accounted for 82% of total revenue. Sales to Customer F accounted for 39% of total revenue; sales to Customer G accounted for 27% of total revenue; and sales to customer H accounted for 16% of total revenue. Total accounts receivable for the year ended December 31, 2024 was made up by three customers. Loss of these customers could have a material adverse impact on the Company.
Reclassifications – Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. For the year ended December 31, 2024, we reclassified $200,000 of franchise tax expense from other expense to general and administrative expense in the consolidated statements of operations to conform to the current year presentation. There were no other reclassifications that materially impacted the consolidated financial statements.
Distinguishing Liabilities from Equity – The Company evaluates financial instruments, including preferred stock, convertible debt, equity line of credit, and warrants to determine whether they should be classified as liabilities or equity in accordance with ASC 480 and ASC 815. For warrants, the Company assess whether the instrument is indexed to its own stock and meets the equity classification conditions. Instruments that fail equity classification are recorded as liabilities and measured at fair value, with changes recognized in earnings. This assessment is performed at issuance and reassessed each reporting period while outstanding.
Accounting for Business Combinations – The Company accounts for acquisitions in accordance with ASC 805, using the acquisition method. Under this method, the consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess of the purchase price over the fair value of net identifiable assets acquired is recorded as goodwill. Identifiable intangible assets, are recognized separately from goodwill if they meet the separability criteria and are amortized over the estimated useful lives. Provisional amounts are adjusted during the measurement period as new information becomes available about facts and circumstances that existed as of the acquisition date.
Accounting Standards Issued and adopted as of December 31, 2025 - The Company has adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures as issued by the Financial Accounting Standards Board

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(“FASB”) in December 2023, which is an update that improves income tax disclosure requirements. Other than providing additional disclosures related to our income taxes, the adoption, which was done on a prospective basis, did not materially impact our consolidated financial statements. See “Note 14 – Income Taxes”.
Accounting Standards Issued but not adopted as of December 31, 2025 – In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, an update that improves income statement expense disclosure requirements. Under ASU 2024-03 issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026 and should be applied prospectively. The adoption of ASU 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our consolidated financial statements.
Accounting Standards Issued but not adopted as of December 31, 2025 – In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-10, Accounting for Government Grants (Topic 832), which establishes guidance on the recognition, measurement, presentation and disclosure of government grants received by business entities. The Company does not currently receive government grants within the scope of this guidance. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements and if arrangements in the future meet the definition of a government grant, such arrangements would be evaluated under this provision.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our consolidated financial statements.
3. Revenue
The following table presents the components of our revenue:

	Year Ended December 31,
	2025	2024
Cost plus fixed fee	$5,274,915	$311,041
Firm fixed-price	-	1,446,376
Firm fixed-price-vehicle lease	-	50,055
Total	$5,274,915	$1,807,472
Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.
Contract Balances – Accounts receivable, net as of December 31, 2025 totaled $378,683 due from customers for contract billings and is expected to be collected within the next three to six months. At December 31, 2024 accounts receivable, net totaled $238,531. Allowances for credit losses included in accounts receivable were de minimis for as of December 31, 2025 and December 31, 2024, respectively. Bad debt expense was de minimis for the years ended December 31, 2025 and 2024.
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. Contract assets are recorded at the net amount expected to be billed and collected. There were no contract assets as of December 31, 2025 and December 31, 2024.
Contract liabilities include billings in excess of revenue recognized and accrual of certain contract obligations. The Company had contract liabilities at December 31, 2025 and 2024 of $0 and $346,279, respectively. Contract liabilities at December 31, 2024 relate to billings in excess of revenue recognized.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows to the amounts shown in the Consolidated Balance Sheets:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$7,016,610	$1,186,047
Restricted cash	600,342	52,151
Total cash, cash equivalents and restricted cash	$7,616,953	$1,238,198

The balance reported as restricted cash for the year ended December 31, 2025 relates primarily to a letter of credit for imported inventory items. The balance restricted cash for the year ended December 31, 2024 relates to a guarantee against corporate credit cards.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Prepaid Expenses
Prepaid expenses consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid material purchases	$5,400	$394,950
Prepaid insurance	827,713	817,717
Other prepayments	222,211	176,767
Total prepaid expenses	$1,055,324	$1,389,434
6. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	December 31, 2025	December 31, 2024
Land	n/a	$444,435	$-
Leasehold improvements	5 years	1,823,586	833,920
Property & equipment	3-5 years	11,242,513	7,528,597
Technology hardware equipment	3-5 years	1,973,983	1,966,841
Total		15,484,517	10,329,358
Less accumulated depreciation		(6,127,543)	(3,958,780)
Construction in progress		12,470,795	10,744,668
Total property and equipment, net		$21,827,769	$17,115,246
The Company reported a loss on disposal of property and equipment of $25,788 and $19,202 for the years ended December 31, 2025 and 2024, respectively, which is reported on the consolidated statements of operations in other (income) expense.
During the year ended December 31, 2025, $414,416 of inventory was transferred from inventories to construction in progress relating to items to be used on our subsea vehicle.
Depreciation expense for the years ended December 31, 2025 and 2024 was $2,192,342 and $1,736,828, respectively.
7. Accrued Liabilities
Accrued liabilities consisted of the following:

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025	December 31, 2024
Accrued compensation	$221,724	$956,399
Accrued severance	274,038	1,031,731
Accrued professional fees	96,786	2,350
Accrued insurance	331,607	440,562
Accrued sales and property taxes	202,638	428,801
Accrued royalties	337,500	400,000
Accrued interest	4,303,157	2,302,878
Accrued Audit Fees	531,000	-
Accrued settlement	319,546	-
Other accrued expenses	233,398	40,000
Accrued purchase liability - SeaTrepid	3,287,881	-
Total accrued expenses	$10,139,275	$5,602,721
On March 20, 2025, the Company completed the acquisition of SeaTrepid International LLC (“SeaTrepid”), an expert in providing subsea robotic services to customers throughout the world, for total consideration of $14,209,810 (see Note 11, "Business Combination"). As of December 31, 2025, a liability of $3,287,881, is outstanding to SeaTrepid payable in cash on or before June 30, 2026. A partial payment of $500,000 was made in the fourth quarter of 2025. This liability includes the preliminary post-closing working capital adjustment.
8. Notes Payable
Notes payable consisted of the following:

	December 31, 2025	December 31, 2024
November 2024 Debentures (fair value)	$163,672	$2,583,832
Convertible senior secured term loan	19,284,709	27,500,383
SBA Loan	485,300	-
Ameristate Loan	1,811,327	-
Total	21,745,008	30,084,215
Less: debt discount, net	(26,225)	(66,478)
Less: capitalized debt issuance costs	(321,004)	(1,207,509)
2023 Term Loan Agreement exit fee provision	115,638	125,302
Total notes payable	$21,513,417	$28,935,530

November 2024 Debentures (principal amount)	$100,000	$2,150,000
Convertible Secured Debentures
On September 9, 2022, we issued Debentures, secured debt instruments, which featured a 2% original issue discount, in an aggregate principal amount of $36,530,320, together with 9,020 associated warrants ("Original SPA Warrants"), for gross proceeds of $35,800,000. The fair value of the Original SPA Warrants was estimated to be $20,949,110 using a Monte Carlo valuation model incorporating future projections of the various potential outcomes and any exercise price adjustments based on future financing events. This amount was recorded as a warrant liability and, together with the original issue discount, was recognized as a debt discount upon issuance totaling $21,679,716. The debt discount is being amortized to interest expense over the four-year term of the Debentures.
The Debentures were convertible at each holder’s option at 120% of the principal amount at a conversion price of $4,860 or 9,020 shares of Common Stock, subject to certain adjustments including full ratchet anti-dilution price protections.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest accrued on the outstanding principal amount of the Debentures at 5% per annum, payable quarterly. The Debentures were secured by first priority interests, and liens on, all our assets, and were scheduled to mature on the fourth anniversary of the date of issuance, September 9, 2026.
Exchanged Senior Secured Convertible Debenture
On January 30, 2024, the Company and certain of its subsidiaries and ATW Special Situations I LLC ("ATW I") entered into an Amendment and Exchange Agreement (the “Amendment and Exchange Agreement”), pursuant to which ATW I transferred its existing Original Issue Discount Senior Secured Convertible Debenture to the Company in exchange for a new Original Issue Discount Exchanged Senior Secured Convertible Debenture due September 9, 2026 (the “New Debenture”) in the aggregate principal amount of $29,591,600. In addition, on January 30, 2024, the Company and certain of its subsidiaries entered into additional Amendment and Exchange Agreements with Material Impact Fund II, L.P. ("MIF") and SLS Family Irrevocable Trust ("SLS") on substantially similar terms, pursuant to which MIF and SLS transferred their existing 5% Original Issue Discount Senior Secured Convertible Debentures to the Company in exchange for New Debentures in the aggregate principal amount of $5,102,000 and $1,836,720, respectively.
The New Debentures provide for, among other items: (a) an interest rate of 5% per annum, payable quarterly in shares of the Company’s Common Stock (if the conditions described therein are met) and/or in cash, at the Company’s option; (b) conversion by the holder into shares of the Company’s Common Stock at any time (subject to limitations on conversion described therein); (c) a conversion price of $148.50 (subject to adjustment as provided therein) with shares of the Company’s Common Stock issuable on conversion determined by dividing 120% of the applicable “conversion amount” (as defined in the New Debenture) by the conversion price; (d) prior to the date of sale of the Company’s Common Stock (or equivalents) in one or in a series of transactions resulting in net cash proceeds to the Company of at least $30 million an alternate conversion price at the lower of (1) $148.50 (subject to adjustment as provided therein) and (2) the greater of a floor price of $28.45 (subject to adjustment as provided therein) and 98% of the lowest volume-weighted average price ("VWAP") of the Company’s shares of commons stock during the applicable 10-trading day period (subject to payment in cash if the applicable VWAP calculation is less than the floor price), and an interest conversion rate of 90% of such alternate conversion price; and (e) an option by the holder to extend the maturity date by an additional year.
On the closing of the Amendment and Exchange Agreement the existing Original Issue Discount Senior Secured Convertible Debentures were extinguished. The Company has elected to measure the New Convertible Debentures at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option which eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. The New Convertible Debentures were measured at a fair value of $99,195,791, estimated using Monte Carlo simulations with the following Split assumptions: stock price of $148.65, a risk free rate of 4.23%, implied volatility of 121% and a remaining term of 2.61 years. A loss on extinguishment of debt of $78,734,949 related to this transaction was reported in the consolidated statements of operations for the year ended December 31,2024.
Conversion of New Convertible Debentures
During the year ended December 31, 2024, ATW I and SLS converted New Convertible Debentures with a fair value of $29,741,859, principal value of $12,869,231 and $1,836,720 and payable interest of $442,140 and $4,785 into 535,426 and 77,673 shares of Common Stock, respectively.
Second Amendment and Exchange Agreement
On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New Convertible Debentures and certain other amounts outstanding with respect thereto, into shares of Series A preferred convertible stock (see Note 15 - "Preferred Stock").
On December 27, 2024, the Company and ATW I closed the exchange transaction, and the Company issued 27,588 shares of Series A Preferred Stock to ATW I in exchange for a principal value of $16,672,369 and other amounts outstanding of $10,915,974. On December 31, 2024, the Company issued 2,504 and 5,342 shares of Series A Preferred Stock to SLS and MIF in exchange for principal values of $0 and $5,102,000 and interest payable and other amounts outstanding of $2,504,440 and $240,219, respectively. The total fair value of these exchange transactions was $110,300,191. A loss on

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
extinguishment of debt of $48,870,991 related to this transaction was reported in the consolidated statements of operations for the year ended December31,2024.
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
The November 2024 Debentures provide for, among other items: (a) an interest rate of the Prime Rate published in the Wall Street Journal plus 2% per annum, payable quarterly and added to the principal amount of the November 2024 Debentures, and/or in cash, at the Company’s option; (b) conversion by the holder into shares of the Company’s Common Stock at any time (subject to limitations on conversion described therein); (c) a conversion price of $11.07 (subject to adjustment as provided therein) with shares of the Company’s Common Stock issuable on conversion determined by dividing 120% of the applicable “conversion amount” (as defined in the November 2024 Debentures) by the conversion price; (d) an alternate conversion price at the lower of (1) $11.07 (subject to adjustment as provided therein) and (2) the greater of a floor price of $2.214 (subject to adjustment as provided therein) and 98% of the lowest VWAP of the Company’s shares of Common Stock during the applicable 10-trading day period (subject to payment in cash if the applicable VWAP calculation is less than the floor price); (e) a maturity date of September 9, 2026, and (f) an option by the holder to extend the maturity date by an additional year. The Company has elected to add the interest payable to the principal amount of the November 2024 Debentures.
In addition, the exercise price of the November 2024 Debentures is subject to customary anti-dilution adjustments, and, in the case of a subsequent equity sale at a per share price below the exercise price, the exercise price will be adjusted to such lower price.
During the year ended December 31, 2025, November 2024 Debentures with a principal value of $2,050,000 and interest of $202,642, and fair value of $4,668,008, were converted into 4,549,509 shares of Common Stock.
The fair value of the November 2024 Debentures at December 31, 2025 and December 31,2024 was estimated at $163,672 and $2,583,832 using Monte Carlo simulations with the following assumptions at December 31, 2025: stock price of $0.77, a risk free rate of 3.55% implied volatility of 154% and a remaining term of 0.69 years and assumptions at December 31, 2024: stock price of $13.95, a risk free rate of 4.22% implied volatility of 138% and a remaining term of 1.69 years. A gain on change in fair value of $2,247,848 and $435,864 was reported in the consolidated statements of operations for the years ended December 31, 2025 and 2024.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by conversion price of $1,944 per share of Common Stock (the “Conversion Price”), subject to certain customary anti-dilution adjustments as described in the 2023 Term Loan Agreement.
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
Second Amendment to Convertible Senior Secured Term Loan
On January 30, 2024, the Company entered into a Second Amendment to Term Loan Agreement, dated as of January 30, 2024 (the “Second Amendment”), by and among the Company, the guarantors (as defined in the Second Amendment) and the required lenders (as defined in the Second Amendment), which amended that certain Term Loan Agreement, dated as of September 18, 2023, by and among the Company, Transocean Finance, ATW I, MIF and RCB as lenders and ATW II, as collateral agent (as succeeded by Acquiom Agency Services LLC) .
In connection with the Second Amendment, the Company also entered into a Second Agreement regarding incremental loans, dated as of January 30, 2024 (the “Second Agreement”), by and among the Company, the guarantors (as defined in the Second Agreement), and ATW II and MIF, as incremental lenders. The Second Agreement provides the Company with

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The 2024 Term Loan Agreement provides the Company with an aggregate $9,551,856 of secured term loans (the “2024 Loans”), including $1,000,000 which has an extended repayment period, (the "ATW Extended Maturity Term Loan"). Any portion of the outstanding principal amount of the 2024 Loans are prepayable at the Company’s option pro rata to each Lender upon at least 5 days’ prior written notice to each Lender. The 2024 Term Loan Agreement also provided for up to an additional $6 million of secured term loans within 180 days of signing. The 2024 Loans assumed debt issuance costs of $1,237,291 which are being amortized to interest expense over the period of the loan.
The 2024 Loans bear interest at the rate of 15% per annum, payable quarterly in arrears on the first day of each calendar quarter commencing April 1, 2024. The Company shall pay interest in cash or the Company may, at its option, elect for up to (x) 100% for the six (6) months after the Closing Date and (y) thereafter, 50%, in each case, of any accrued but unpaid interest that would otherwise be payable on an Interest Payment Date, to be capitalized and added as of such date to the principal amount of the Loans (the “PIK Interest”). The principal amount of the Loans shall be deemed to be increased by the PIK Interest so capitalized and added to the unpaid principal balance of the Loans in accordance with the provisions hereof. The Company opted to capitalize the interest payable.
The 2024 Loans (other than the ATW Extended Maturity Term Loan) will mature on the earliest of: (a) the third anniversary of the date of the Term Loan Agreement, (b) the maturity of the Indebtedness under the 2023 Term Loan Agreement among the Company, the lenders party thereto and Acquiom Agency Services LLC, as collateral agent, dated September 18, 2023, as amended on December 31, 2023, and as further amended on January 30, 2024, and (c) 91 days prior to the maturity of the 5% Original Issue Discount Senior Secured Convertible Debentures, dated as of September 9, 2022, issued by the Company pursuant to that certain Securities Purchase Agreement, dated as of December 16, 2021, as amended on January 31, 2022, and as further amended on September 9, 2022, and as further amended on January 30, 2024. The ATW Extended Maturity Term Loan will mature on the earlier of the 30th anniversary of the date of the Term Loan Agreement or such earlier date as is required or permitted to be repaid under the Term Loan Agreement.
The 2024 Loans were convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the 2024 Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $148.50 per share of Common Stock, subject to certain adjustments as described in the 2024 Term Loan Agreement.
On January 3, 2025, the Company voluntarily reduced the conversion price of the loans under the 2024 Term Loan Agreement dated as of January 30, 2024 to $14.31 on a post reverse split basis, in accordance with the original terms and provisions of the note agreement.
Amendment to 2024 Term Loan Agreement
On May 1, 2024, the Company entered into an amendment (the “May 2024 Amendment”) to the 2024 Term Loan Agreement dated January 30, 2024 between the Company, ATW Management as collateral agent, and the lenders party thereto. Pursuant to the Amendment, ATW I loaned an additional $1,000,000 (the “May 2024 Incremental Loan”) to the Company. The May 2024 Incremental Loan has the same terms as the ATW Extended Maturity Term Loan under the 2024 Term Loan Agreement and will mature on the 30th anniversary of the date of the 2024 Term Loan Agreement or such earlier date as is required or permitted to be repaid under the 2024 Term Loan Agreement. The May 2024 Incremental Loan incurred debt issuance costs of $37,500 which are being amortized to interest expense over the period of the loan.
The 2023 Term Loan, the December 2023 Incremental Loan, the January 2024 Incremental Loan, 2024 Loans and the May 2024 Incremental Loan are collectively the Senior Secured Convertible Term Loan.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Term Loan Note Conversions
During the year ended December 31, 2025, ATW I and ATW II exchanged 2023 Term Loan notes with principal and interest amount of $3,360,164 and $453,794, respectively, into 3,814 of Series C Preferred Stock (see Note 15, Preferred Stock). The fair value of the Series C Preferred Stock was $10,185,929 and a loss of extinguishment of debt of $6,666,623 was reported in the consolidated statements of operations for the year ended December 31, 2025.
During the year ended December 31, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 200,600 shares of Common Stock.

On October 25, 2025, the Company entered into an Amendment to the 2023 Term Loan with each Lender, pursuant to which the conversion price was reduced to $1.76 for the period from October 25, 2025 to November 7, 2025, thereafter, the conversion price reverted to $1,944. During this period, a lender converted 2023 Term Loan notes with principal amount of $3,000,000 and interest payable of $773,958 into 2,144,295 shares of Common Stock. The Company evaluated the transaction under ASC 470-20 and concluded it qualified as an induced conversion. The Company recognized an inducement expense of $3,941,929, which represents the fair value of the incremental benefit provided to the lender. This amount was reported as interest expense in the consolidated income statements with a corresponding increase to additional paid-in-capital. This transaction did not involve any cash consideration.
Interest Expense
Interest expense includes the following relating to the Senior Secured Convertible Term Loan:

	Twelve months ended December 31,
	2025	2024
Debt discount amortization	$40,253	$40,036
Amortization of debt issuance costs	886,504	664,690
Provision for 2023 Term Loan Agreement exit fee	(9,663)	97,694
Induced conversion expense	3,941,929	-
During the years ended December 31, 2025 and 2024, $696,345 and $900,383 of interest relating to the 2024 Term Loans was capitalized as PIK interest.
Small Business Association Loan (SBA)
On June 19, 2020, SeaTrepid entered into a term loan with the US Small Business Administration in response to the COVID-19 pandemic. The loan amount was $485,300 with an annual interest rate of 3.75%, and a maturity date of June 19, 2050. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan, with an outstanding principal of $485,300 as of December 31, 2025, is now an obligation of the Company. The loan is secured by collateral which includes all tangible and intangible property of SeaTrepid. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement. As of December 31, 2025, the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before June 30, 2026, the outstanding loan balance has been classified as a current liability.

Ameristate Loan

On August 17, 2017, SeaTrepid entered into a term loan with AmeriState Bank. The loan amount was $2,335,000 with an annual interest rate of prime plus 2.5%, and a maturity date of May 4, 2036. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan with an outstanding principal of $1,865,689 as of December 31, 2025 is now an obligation of the Company. The loan is secured by collateral which includes all assets of SeaTrepid. The loan agreement includes customary affirmative and negative covenants, including financial covenants that require SeaTrepid to maintain a maximum Debt-to-Net Worth Ratio of 9.0 to 1.0 and a minimum Debt Service Coverage Ratio of 1.0 to 1.0, measured annually. The agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, compensate officers and owners, invest in fixed asset purchases, and dispose of collateral without the consent of the bank. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement and as such constitutes a noncompliance with the financial covenants related to the debt-to-net worth ratio and debt service

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
coverage ratio. As of December 31, 2025, the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before June 30, 2026, the outstanding loan balance has been classified as a current liability.

Reclassification of Debt

During the year ended December 31, 2025, all of the Company's outstanding notes payable were reclassified from long-term to short-term liabilities, as the related obligations mature within twelve months of the balance sheet date.
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
In August 2023, the Company entered into an operating lease for office space in Norway. The lease had a term of 5 years. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease. During the year ended December 31, 2024, the Company agreed with the lessor on two separate occasions to reduce the size of the office space leased and subsequently terminated the lease early resulting in a net loss on lease termination of $18,365 which was reported under other (income) expense on the consolidated statements of operations.
In July of 2023, the Company entered into an operating lease for office space in Scotland. The lease had a term of 5 years with two options to extend. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease. During the first quarter of 2024, management decided the Company would not extend this lease beyond its initial term and a loss on lease termination of $356 was reported under other (income) expense on the consolidated statements of operations. During the fourth quarter of 2025 management agreed early termination of the lease with the landlord and a loss on lease termination of $2,640 was reported under other (income) expense on the consolidated statement of operations.
The Company’s other operating leases include leases for certain office equipment.
The following table presents the Company’s lease costs which are included in general and administrative expenses in the consolidated statements of operations:

	Years ended December 31,
	2025	2024
Fixed lease expense	$474,527	$518,462
Variable lease expense	$232,061	311,719
Total operating lease expense	706,588	830,181
Short-term lease expense	118,103	41,258
Total lease expense	$824,691	$871,439

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash paid for operating leases was $468,320 and $397,376 for the years ended December 31, 2025 and 2024, respectively.
The following table presents the balances of the Company’s right-of-use assets and lease liabilities included in the consolidated balance sheets:

	Years ended December 31,
	2025	2024
Operating lease right-of-use assets, net	$559,005	$1,094,743

Current portion of operating lease liabilities	434,200	435,307
Long-term operating lease liabilities	203,547	768,939
Total operating lease liabilities	$637,747	$1,204,246
For operating lease assets and liabilities, the weighted average remaining lease term was 2.7 years and 3 years as of December 31, 2025 and 2024, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 10.5% and 11.9% as of December 31, 2025 and 2024, respectively.
The following table presents the Company's maturities of lease liabilities as of December 31, 2025:

Years Ending December 31,	Operating Leases
2026	$413,315
2027	310,855
2028	3,477
2029	3,477
2030	2,897
Total lease payments	734,021
Total present value discount	(96,274)
Operating lease liabilities	$637,747

10. Commitments and Contingencies
Litigation – From time to time, we may be subject to litigation and other claims in the normal course of business. While the Company records accruals for certain matters as appropriate, it does not believe that any currently pending or threatened matters, individually or in the aggregate, are material to its consolidated financial statements.
11. Business Combination
On March 20, 2025, the Company acquired substantially all of the assets and certain specified liabilities of SeaTrepid, an expert in providing subsea robotic services to customers throughout the world, for a total consideration of $14.2 million. The acquisition aligns with the Company’s long-term growth strategy and expands its presence in the offshore market. The acquisition was accounted for as a business combination using the acquisition method in accordance with ASC 805 Business Combinations, because the acquired assets and liabilities met the definition of a business, which includes inputs, processes, and outputs capable of generating revenue.

$3.95 million of the total consideration was paid in cash at closing and the remaining purchase price (excluding the contingent consideration) was due on or before September 30, 2025 per the asset purchase agreement. The Company and counterparty mutually agreed to defer the payment, with the settlement now scheduled June 2026. The deferred amount is recorded in accrued liabilities in our consolidated balance sheet as of December 31, 2025 and will be settled in cash.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The acquisition of SeaTrepid includes a contingent consideration arrangement in which the Company agreed to issue shares of its common stock to the sellers of SeaTrepid, subject to the achievement of $4 million of business revenue for the year ended December 31, 2025. In accordance with the asset purchase agreement executed on March 5, 2025, the number of earnout shares is equal to $5.5 million divided by the Minimum Price, as defined under Nasdaq Rule 5635(d), determined as of the date of the asset purchase agreement. The Company calculated the number of earnout shares equals 671,544 shares, based on a Minimum Price of $8.19 as of the date of execution of the asset purchase agreement. At the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $6.9 million, which is included in the total consideration transferred for the business combination. The contingent consideration is classified as equity in accordance with ASC 815-40, as it will be settled in a fixed number of shares and does not meet the definition of a derivative or liability. As such, it will not be remeasured in future periods. As of December 31, 2025, the earnout target was achieved and the earnout shares have been issued to the sellers of SeaTrepid in March 2026.

As part of the acquisition agreement, the purchase price is subject to a post-closing working capital adjustment. Based on the closing balance sheet, a working capital shortfall of approximately $0.5 million was identified and reduced the total purchase consideration.

The following table summarizes the consideration transferred to acquire SeaTrepid and preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. The cash consideration includes the future cash payment of $4 million due on September 30, 2025 discounted to a net present value of $3.9 million as at March 20, 2025.

Cash consideration	$7,857,118
Earnout shares (fair value)	6,864,729
Purchase price adjustment	(512,037)
Total purchase price	$14,209,810

Purchase Price Allocation	March 20, 2025
Cash	$78,008
Accounts receivable, net	138,354
Inventory	75,300
Other current assets	62,515
Property and equipment	5,594,303
Intangible assets	1,429,400
Goodwill	9,600,745
Accounts payable	(287,766)
Accrued liabilities	(97,668)
Notes payable - current	(2,383,381)
Total purchase price	$14,209,810

For additional details on the fair value measurement of the acquired assets and liabilities, including the valuation techniques used, see Note 22 Fair Value Measurements.

The results of SeaTrepid's operations have been included in the Company’s consolidated financial statements since the acquisition date.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2025	2024
Revenue	$5,772,140	$9,518,395
Net loss	$(41,516,247)	$(133,634,269)

These pro forma amounts reflect the historical operating results of the Company and SeaTrepid, adjusted for the effects of the acquisition, including the additional depreciation that would have been charged assuming the fair value adjustments to acquired property and equipment had been applied from January 1, 2024.

For the year ended December 31, 2025, the Company incurred $1 million of acquisition-related costs. These expenses are included in general and administration expense on the condensed consolidated statement of operations for the year ended December 31, 2025.

Measurement Period Adjustments

The purchase price allocation for the SeaTrepid acquisition was preliminary as of the Company's previously issued interim financial statements and subject to adjustments during the measurement period, which extends up to one year from the acquisition date.

During the measurement period, the Company obtained a third-party valuation report and finalized its assessment of the fair value of identifiable intangible assets acquired. As a result, the Company recognized $1.4 million of identifiable intangible assets, consisting primarily of customer relationships, intellectual property, trade name and non-compete agreements, with a corresponding decrease to goodwill. This adjustment resulted in incremental amortization expense of approximately $0.2 million for the year ended December 31, 2025.

The Company additionally revised its measurement of deferred cash consideration to reflect the present value of the $4.0 million payment due subsequent to closing, resulting in a reduction of purchase consideration of approximately $0.1 million and a corresponding decrease to goodwill.

The Company also recorded an adjustment to decrease the fair value of certain acquired fixed assets by $575,000 based on an independent third-party valuation. This adjustment resulted in a corresponding increase to goodwill and a reduction in depreciation expense of $44,825 for the period.

12. Goodwill

The Company recognized goodwill as a result of the acquisition of SeaTrepid on March 20, 2025. The goodwill represents the excess of the purchase price over the fair value of net assets acquired and is attributable to expected synergies and the assembled workforce. The goodwill is not deductible for tax purposes.

As of December 31, 2025, goodwill totaled $9,600,745. The Company did not have any goodwill recorded on its balance sheet prior to this acquisition.

The Company evaluates goodwill for impairment annually as of December 31, or more frequently if events or changes in circumstances indicate the asset might be impaired. No indicators of impairment were identified during 2025.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Intangible Assets

Intangible assets consisted of the following:

		December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename- Trademark	15 years	687,300	35,720	651,580
Intellectual property	5 years	731,900	114,113	617,787
Non-Competes	3 years	10,200	2,651	7,549
Total intangible assets		1,429,400	152,484	1,276,916

Amortization expense is included within operating expense in the consolidated statements of operations.

The following table presents the Company's estimated future amortization expense:

Years ending December 31,	Amount
2026	$195,600
2027	$195,600
2028	$192,949
2029	$192,200
2030	$78,087
Thereafter	$422,480
Total	$1,276,916

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes
The components of loss from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2025	2024
Domestic operations	$(40,506,558)	$(133,802,575)
Foreign operations	(321,844)	(1,104,074)
Loss before income taxes	$(40,828,402)	$(134,906,649)
The income tax expense consisted of the following:

Year Ended December 31,
	2025	2024
Current income taxes:
Federal	$-	$-
State and local	-	-
Total current tax	-	-

Deferred income taxes:
Federal	-	-
State and local	-	-
Total deferred tax	-	-
Income tax expense	$-	$-
There is no income tax expense recognized for years ended December 31, 2025 and December 31, 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows, in accordance with the updated requirements of ASU 2023-09 for the year ended December 31, 2025:

	2025		2024
	$	%	$	%
Loss before income taxes	(40,828,402)		(134,906,649)

Income taxes at U.S. federal statutory income tax rate	(8,573,964)	21.0%	(28,330,397)	21.0%
State and local income taxes, net	-	-%	-	-%
Foreign tax effects	-	-%
Other foreign jurisdictions	67,587	(0.2)%	-	-%
Change in valuation allowance	5,317,285	(13.0)%	9,141,378	(6.8)%
Nontaxable or nondeductible items
Debt Extinguishment	1,338,114	(3.3)%	19,393,825	(14.4)%
Stock Based Compensation	-	-%
Other	484,272	(1.2)%	(137,868)	0.1%
Other Adjustments
Change in UTP	1,468,795	(3.6)%	-	-%
Other	(102,089)	0.3%	(66,938)	-%

Total tax provision and effective tax rate	-	-%	-	-%
As previously disclosed for the years ended December 31, 2024, and December 31, 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Loss before income taxes	$(134,906,649)	$(50,686,601)
Tax at Federal Statutory Rate	(28,330,397)	(10,644,186)
Debt extinguishment	19,393,825	-
Nondeductible (add back) expenses	(137,868)	1,251,583
Federal return to accrual	(66,938)	(13,141)
Change in valuation allowance	9,141,378	8,895,230
Deferred tax adjustment	-	510,514
Income tax expense	$-	$-

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Fixed assets	$3,193,550	$3,709,975
Stock compensation	174,888	192,483
Warrant liability gain/loss	2,369	38,202
Net operating losses	33,063,184	25,424,520
Business credit carryforward	-	1,441,159
Capitalized R&D expenses	306,914	467,113
Accrued expenses	352,206	496,060
Other assets	13,621	266,367
ROU Liability	$133,927	$-
Subtotal	37,240,659	32,035,879
Valuation allowance	(37,123,268)	(31,805,983)
Total deferred tax assets	117,391	229,896

Deferred tax liabilities:
Other liabilities	(117,391)	(229,896)
Total deferred tax liabilities	(117,391)	(229,896)

Net deferred tax assets/(liabilities)	$-	$-
The Company has federal net operating loss carryforwards of approximately $157 million and $121 million for as of December 31, 2025 and December 31, 2024, respectively, Approximately $31,000 begin to expire in 2035 and the remainder have no expiration. The Company has recorded a full valuation allowance against its net deferred tax assets due to recurring net losses.
The Company accounts for uncertain tax positions in accordance with guidance in ASC Topic 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

2025 Activity	Amounts
Balance at January 1, 2025	-
Additional based on tax positions related to prior years	$1,441,159
Settlements	$-
Balance at December 31, 2025	$1,441,159
The total amount of unrecognized tax benefits at December 31, 2025 was $1.4 million, of which it is reasonably possible that $0 could be settled during the next twelve-month period as a result of the conclusion of various tax audits or due to the expiration of the applicable statute of limitations. We estimate that $0 of the unrecognized tax benefits at December 31, 2025, excluding consideration of valuation allowance, would impact our future effective income tax rate, if recognized.

We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of comprehensive loss. As of December 31, 2025, we had accrued approximately $0 in interest and

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
penalties, respectively. During the year ended December 31, 2025, the change to our uncertain tax positions primarily relates to the recognition of certain tax credits from prior years.

With the adoption of ASU 2023-09, a disclosure of income taxes paid, net of refunds received, to an individual taxing jurisdiction is now required if the net payments exceed a certain threshold. The Company did not have any income tax payments or refunds for both periods ending December 31, 2025 and December 31, 2024.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into U.S. law. The OBBBA includes changes to several corporate tax provisions, including tax deductions for qualified research expenditures, changes to business interest expense limitations and bonus depreciation. The OBBBA legislation is not expected to have a material impact on the provision as of YE 2025.
15. Preferred Stock
Rights and Preferences of the Series A, B and C Preferred Stock
Each share of Series A, B and C Preferred Stock has a stated value of $1,000 per share and, when issued, the Preferred Stock will be fully paid and non-assessable. The Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company, unless the Required Holders (as defined in the applicable Certificate of Designations) consent to the creation of other capital stock of the Company that is senior or equal in rank to the specific series of Preferred Stock. For the avoidance of doubt, the Series A, B and C Preferred Stock ranks in parity with each other.
The holders of Series B and C Preferred Stock will be entitled to a 10% per annum dividends and holders of Series A Preferred Stock will be entitled to 5% per annum dividends. The dividends are payable to each record holder of the Preferred Stock in shares of Common Stock so long as there has been no Equity Conditions Failure (as defined in the applicable Certificate of Designations), and the Company may, at its option, under certain circumstances, capitalize the dividend by increasing the stated value of each Preferred Shares or elect a combination of the capitalized dividend and a payment in dividend shares.
Management has elected to capitalize dividends on each dividend date, which is the first Trading Day of the quarter after to which the dividend relates. During the year ended December 31, 2025, dividends relating to the Series A, B and C Preferred Stock of $792,882, $49,943 and $3,065, respectively, were capitalized. The stated value of the Series A and B Preferred Stock increased to $1,037.97 and $1,015.28, respectively. At December 31, 2025, dividends payable of $71,958, $71,399 and $16,753 relating to Series A, B and C Preferred Stock, respectively, were reported under other creditors in the Consolidated Balance Sheets.
If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Purchase Rights”), then each holder of Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of all the Preferred Stock held by such holder immediately prior to the date as of which the record holders of shares of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights at the Alternate Conversion Price (as defined below); subject to certain limitations on beneficial ownership.
Conversion at Option of Holder
At any time from and after the first date of issuance of any Preferred Shares, each holder of Preferred Stock may convert all, or any part, of the outstanding Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares” herein) at the fixed “Conversion Price” of $0.95 for Series C, and $0.5942 for Series A and B respectively, which is subject to proportional adjustment upon the

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
occurrence of any stock split, stock dividend, stock combination and/or similar transactions. The amounts to be converted include unpaid dividends and other charges for the Preferred Shares.
Subject to the rules and regulations of the Nasdaq, the Company has the right, at any time, with the written consent of the Required Holders, to lower the fixed conversion price to any amount and for any period of time deemed appropriate by the board of directors of the Company.
Alternate Conversion at the Holder’s Election
At any time after the Initial Issuance Date, a holder may elect to convert the Preferred Stock held by such holder at the “Alternate Conversion Price” equal to the lesser of:
• the Conversion Price; and
• the greater of:
◦the floor price of $0.19, $1.6524 and $2.214 for Series C, B and A Preferred Stock respectively (the “Floor price”); and
◦98% of the lowest volume weighted average price ("VWAP") of the Common Stock during the 10 consecutive trading days immediately prior to such conversion.

Alternate Conversion Upon a Triggering Event

Following the occurrence and during the continuance of a Triggering Event (as defined below), each holder may alternatively elect to convert the Preferred Stock at the “Alternate Conversion Price”.

The Certificate of Designations contains standard and customary triggering events (each, a “Triggering Event” including certain Bankruptcy Triggering Event (as defined therein)), including but not limited to: (i) the suspension from trading or the failure to list the Common Stock within certain time periods; (ii) failure to declare or pay any dividend when due; (iii) the occurrence of any default under, redemption of or acceleration prior to maturity of at least an aggregate of $500,000 of Indebtedness (as defined in the applicable exchange or purchase agreements) of the Company, (iv) the Company’s failure to cure a conversion failure of failure to deliver shares of the Common Stock upon conversion, or notice of the Company’s intention not to comply with a request for conversion of any Preferred Stock, and (v) bankruptcy or insolvency of the Company.

From and after the occurrence and during the continuance of any Triggering Event, the Dividend Rate in effect shall automatically be increased to the lesser of 18% per annum and the maximum rate permitted under applicable law.

If at the time of a conversion the Alternate Conversion Price is determined to be the Floor Price because such Floor Price is greater than 98% of the lowest VWAP of a share of Common Stock during the ten (10) trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, then the Conversion Amount (as defined in the applicable Certificate of Designations) shall automatically increase pro rata, by the applicable Alternate Conversion Floor Amount (as defined in the applicable Certificate of Designations).

Rights Upon Issuance of Other Securities

If the Company in any manner issues or sells (or enters into any agreement to issue or sell) any Convertible Securities and the lowest price per share for which one share of Common Stock is at any time issuable upon the conversion, exercise or exchange thereof or otherwise pursuant to the terms thereof is less than the Applicable Price, then such share of Common Stock shall be deemed to be outstanding and to have been issued and sold by the Company at the time of the issuance or sale (or the time of execution of such agreement to issue or sell, as applicable) of such Convertible Securities for such price per share.

For the purposes of this Section, the “lowest price per share for which one share of Common Stock is at any time issuable upon the conversion, exercise or exchange thereof or otherwise pursuant to the terms thereof” shall be equal to (1) the lower of (x) the sum of the lowest amounts of consideration (if any) received or receivable by the Company with respect to one share of Common Stock upon the issuance or sale (or pursuant to the agreement to issue or sell, as applicable) of the Convertible Security and upon conversion, exercise or exchange of such Convertible Security or otherwise pursuant to the terms thereof; and (y) the lowest conversion price set forth in such Convertible Security for which one share of Common Stock is issuable (or may become issuable assuming all possible market conditions) upon conversion, exercise or exchange

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
thereof or otherwise pursuant to the terms thereof, minus (2) the sum of all amounts paid or payable to the holder of such Convertible Security (or any other Person) with respect to any one share of Common Stock upon the issuance or sale (or the agreement to issue or sell, as applicable) of such Convertible Security plus the value of any other consideration received or receivable (including, without limitation, any consideration consisting of cash, debt forgiveness, assets or other property) by, or benefit conferred on, the holder of such Convertible Security (or any other Person).

In determining the classification of the Series A, B and C Preferred Stock, the Company considered ASC 480 - Distinguishing Liabilities from Equity and ASC 815 - Derivatives and Hedging. The Company concluded the Preferred Stock be classified as permanent equity because it is not mandatorily redeemable except upon a Bankruptcy Triggering Event, which the Company views as a liquidation-type contingency rather than a substantive redemption feature. The instrument also does not provide holders with a general put right, and any holder-controlled exchange is contingent upon a Change of Control, an event subject to the Company’s governance and approval processes. In addition, the Company may settle the Change of Control Election Price in equity-linked rights convertible into the same consideration payable to common stockholders, and management has concluded that sufficient authorized shares exist to settle conversions in shares.

Series A Convertible Preferred Stock - A total of 5,546 and 35,034 shares of Series A Convertible Preferred Stock were outstanding at December 31, 2025 and 2024, respectively.
On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement, by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New Convertible Debenture and certain other amounts outstanding with respect thereto, into shares of Series A preferred convertible stock (the “Series A Preferred Stock”), subject to certain adjustments, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.
On December 26, 2024, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series A Convertible Preferred Stock of the Company and designated 40,000 shares of Series A Preferred Stock.
On August 6, 2025, the Company issued additional equity securities (see Series B Convertible Preferred Stock) at a price per share below the then-effective conversion price of its Series A Preferred Stock triggering a full-ratchet anti-dilution adjustment. The conversion price of the Series A Preferred Stock was reduced from $11.07 per share to $8.26 per share. The resulting $4,047,585 value transfer was recorded as a reclassification within equity (charged to Accumulated Deficit and credit to APIC) and treated as a deemed dividend to preferred shareholders for EPS purposes. There was no impact on total stockholders’ equity or the consolidated statement of operations.
On December 3, 2025, the Company issued additional equity securities (see Series C Convertible Preferred Stock) at a price per share below the then-effective conversion price of its Series A Preferred Stock. Under the terms of the Series A Certificate of Designation, a full-ratchet anti-dilution adjustment was triggered, reducing the conversion price of the Series A Preferred Stock from $8.26 per share to $0.5942 per share. The resulting $15,673,199 value transfer was recorded as a reclassification within equity (charged to Accumulated Deficit and credit to APIC) and treated as a deemed dividend to preferred shareholders for EPS purposes. There was no impact on total stockholders’ equity or the consolidated statement of operations.
During the year ended December 31, 2025, 29,488 Series A Convertible Preferred Stock were converted into 10,768,900 shares of Common Stock.
Series B Convertible Preferred Stock - A total of 2,813 and 0 shares of Series B Convertible Preferred Stock were outstanding at December 31, 2025 and December, 2024, respectively.
On August 6, 2025, the Company, entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”), by and among the Company and ATW pursuant to which the Company agrees to issue and sell in a private offering to ATW 3,000 shares of Series B Convertible Preferred Stock of the Company, $0.0001 par value (the “Series B Preferred Stock”), at a price per share of $980 (the “Series B Preferred Offering”) for an aggregate purchase price of $2,940,000 less offering costs of $85,000. The Series B Preferred Offering also relates to the offering of the shares of the Company’s common stock issuable upon the conversion of or otherwise pursuant to the terms of the Series B Preferred Stock.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On December 3, 2025, the Company issued additional equity securities (see Series C Convertible Preferred Stock) at a price per share below the then-effective conversion price of its Series B Preferred Stock. Under the terms of the Series B Certificate of Designation, a full-ratchet anti-dilution adjustment was triggered, reducing the conversion price of the Series B Preferred Stock from $8.26 per share to $0.5942 per share. The resulting $8,266,572 value transfer was recorded as a reclassification within equity (charged to Accumulated Deficit and credit to APIC) and treated as a deemed dividend to preferred shareholders for EPS purposes. There was no impact on total stockholders’ equity or the consolidated statement of operations.
During the year ended December 31, 2025, 187 Series B Convertible Preferred Stock were converted into 392,490 shares of Common Stock.
Series C Convertible Preferred Stock - A total of 2,154 and 0 shares of Series C Convertible Preferred Stock were outstanding at December 31, 2025 and December, 2024, respectively.
On December 3, 2025, the Company and certain institutional investors affiliated with ATW each entered into an Amendment and Exchange Agreement (collectively, the “Series C Exchange Agreements"), pursuant to which such investors may exchange, in one or more exchanges, portions of certain secured convertible term loans of the Company and the November 2024 Debentures (collectively the “Existing Securities”), into 3,814 of Series C preferred convertible stock (the “Series C Preferred Stock”), as set forth and subject to the terms and conditions in the Exchange Agreements, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933. In addition, by written notice from holders of the Existing Securities to the Company and subject to other terms and conditions set forth in the Series C Exchange Agreements, the Company shall exchange additional portion of the amounts outstanding under the Existing Securities as set forth in such notice into shares of Series C Preferred Stock, through one or more additional Exchanges, in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.
On December 3, 2025, the Company filed a Certificate of Designations with respect to the Series C Preferred Stock with the Secretary of State of the State of Delaware, and three (3) institutional investors closed the Exchange. The Company issued 3,814 shares of Series C Preferred Stock to ATW. The fair value of the Series C Preferred Stock issued in this transaction was $10,185,929. The Company designated 100,000 shares of the Company’s authorized and unissued preferred stock as Series C Preferred Stock and established the rights, preferences and privileges of the Series C Preferred Stock pursuant to the Certificate of Designations of Rights and Preferences of the Series C Preferred Stock, as summarized below.
During the year ended December 31, 2025, 1,660 Series C Convertible Preferred Stock were converted into 2,740,740 shares of Common Stock.
16. Common Stock
A total of 28,811,198 shares of Common Stock were outstanding at December 31, 2025.
Reverse Stock Split -
On September 5, 2025, the Company effected a 1-for-9 reverse stock split of the shares of the Company's common stock, par value $0.0001 per share. No fractional shares were issued in connection with the reverse stock split, but were instead rounded up to the nearest whole share. The Reverse Stock Split resulted in 42,758,379 shares of common stock being converted in to 4,750,954 shares of common stock. The Board of Directors of the Company approved the Certificate of Amendment to meet the share bid price requirements of the NASDAQ Capital Market. The Company’s stockholders authorized the reverse stock split and the Certificate of Amendment at a special meeting held on June 25, 2025.
On July 22, 2024, the Company effected a 1-for-36 reverse stock split of the shares of the Company's common stock, par value $0.0001 per share. No fractional shares were issued in connection with the Reverse Stock Split, but were instead rounded up to the nearest whole share. The reverse stock split resulted in 150,107,598 shares of common stock being

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
converted in to 4,169,679 shares of common stock. The Board of Directors of the Company approved the Certificate of Amendment effecting the reverse stock split in order to meet the share bid price requirements of the NASDAQ Capital Market. The Company’s stockholders authorized the reverse stock split and the Certificate of Amendment at a special meeting held on June 17, 2024.
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
As the par value per share of common stock was not changed in connection with the 1-for-9 or 1-for-36 reverse stock splits, there was no change in the par value of the preferred stock related to the reverse stock splits recorded in the years ended December 31, 2025 and 2024.
An adjustment to round fractional shares into whole shares was recorded in the year ended December 31, 2025 which increased Common Stock by 64,142 shares and $6 with a corresponding decrease in additional paid-in capital. An adjustment to round fractional shares into whole shares was recorded in the year ended December 31, 2024 which increased Common Stock by 14,886 shares and $1 with a corresponding decrease in additional paid-in capital.
Common Stock –
In October 2025, the Company filed a prospectus supplement to its shelf registration statement on Form S-3 (File No. 333-284675), initially filed with the SEC on February 3, 2025 registering the sale of up to $92 million of its common stock pursuant to its ATM offering program. During the year ended December 31, 2025, we issued and sold 6,826,700 shares, for gross proceeds of $33,124,953 and net proceeds of $31,948,652 after deducting commissions and offering expenses totaling $1,176,301. At December 31, 2025, $86,036,768 remains available for issuance under the Company's ATM program pursuant to the prospectus supplement filed on October 31, 2025 under a registration statement on Form S-1.
During the year ended December 31, 2024, the Company entered into an ATM Offering Agreement to offer and sell shares of our Common Stock having an aggregate offering price of up to $9,858,269. Under this offering we issued and sold 156,269 shares, for gross proceeds of $9,857,857 and net proceeds of $9,357,954 after deducting commissions and offering expenses totaling $499,903.
During the year ended December 31, 2025, ATW I and SLS converted 27,188 and 2,300 shares of Series A Preferred Shares into 10,458,152 and 310,748 shares of Common Stock respectively. During the year ended December 31, 2024, ATW I converted 400 shares of Series A Preferred Shares into 61,659 shares of Common Stock.
During the year ended December 31, 2025, 187 Series B Convertible Preferred Stock were converted into 392,490 shares of Common Stock.
During the year ended December 31, 2025, 1,660 Series C Convertible Preferred Stock were converted into 2,740,740 shares of Common Stock.
During the year December 31, 2025, ATW I and ATW II converted 2024 Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 200,600 shares of Common Stock. During the year ended December 31, 2025, a lender converted 2023 Term Loan notes with principal amount of $3,000,000 and interest payable of $773,958 into 2,144,295 shares of Common Stock.
During the year ended December 31, 2025, November 2024 Debentures with a principal value of $2,050,000 and interest of $202,642, were converted into 4,549,509 shares of Common Stock.
During the year ended December 31, 2024, ATW I and SLS converted New Convertible Debentures with a fair value of $29,741,859, principal values of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 535,426 and 77,673 shares of Common Stock, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnout Shares
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
i.one-half of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $4,860 per share over any 20 trading days within a 30-day trading period;
ii.one-quarter of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $5,670 per share over any 20 trading days within a 30-day trading period; and
iii.one-quarter of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $6,480 per share over any 20 trading days within a 30-day trading period.
As of December 31, 2025, the earn out targets have not been achieved and the Earnout Shares remain in escrow.
Equity Purchase Facility Agreement
On October 24, 2025, the Company entered into an equity purchase facility agreement (the “EPFA”) and a registration rights agreement (the “Registration Rights Agreement”) with a certain institutional investor (“Investor”), pursuant to which the Investor has committed to purchase up to $250.0 million of the Company’s common stock, par value $0.0001 per share.

Upon the terms and subject to the satisfaction of the conditions set forth in the EPFA, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $250.0 million (the “Commitment Amount”) in shares of Common Stock. Such sales of Common Stock by the Company, if any, are subject to certain limitations set forth in the EPFA, and may occur from time to time, at the Company’s sole discretion, over a period of up to 24 months, commencing on the date of the EPFA (such period, the “Commitment Period”).

During the Commitment Period, the Company may from time to time, by written notice delivered by the Company to the Investor (each, an “Advance Notice”), direct the Investor to purchase a number of shares of Common Stock up to the Maximum Advance Amount (as defined therein) as set forth in the Advance Notice, subject to limitations and adjustments as set forth in the EPFA. The prices at which such shares will be sold will be based on the applicable Market Price (as defined therein). Unless earlier terminated as provided under the EPFA, the term of the facility provided under the EPFA expires on the earlier to occur of (i) the first day of the next month following the 24-month anniversary of the first trading date after the date of the EPFA (the “Effective Date”), (ii) the date on which the Investor shall have made payment of Advances (as defined therein) pursuant to the EPFA for shares of Common Stock equal to the Commitment Amount and all shares of Common Stock purchased pursuant to the EPFA have been delivered, and (iii) the date on which the Company announces or publicly discloses a material restatement of its financial statements for two or more fiscal quarters (the “Lapsed Registration Termination”).

Under the EPFA, the Company will control the timing and amount of sales of Common Stock to the Investor, if any. The Investor has no right to require the Company to sell any shares of Common Stock to the Investor, but the Investor is obligated to make purchases as the Company directs, subject to certain conditions set forth in the EPFA. Actual sales of shares of Common Stock to the Investor, if any, will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, trading volume, the trading prices for the Common Stock, and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

Consistent with the applicable Nasdaq listing rules, the aggregate number of shares of Common Stock that the Company may issue to the Investor under the EPFA may not exceed 19.99% of the shares of Common Stock issued and outstanding as of the execution date of the EPFA (the “Exchange Cap”), unless the Company first obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq listing rules.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the EPFA, the Company is required to provide each stockholder entitled to vote at a meeting of stockholders of the Company (the “Stockholder Meeting”), which shall be promptly called and held not later than 60 days following the date of the EPFA, a proxy statement in a form reasonably acceptable to the Investor and its counsel, at the expense of the Company to solicit each of the Company’s stockholders’ affirmative vote at the Stockholder Meeting for approval of the proposal to authorize the issuance of all shares of Common Stock issuable thereunder in compliance with the rules and regulations of Nasdaq, and the Company is required to use its reasonable best efforts to solicit its stockholders’ approval of such proposal and to cause the board of directors of the Company to recommend to the stockholders that they approve such proposal. A special meeting of stockholders was held on January 28, 2026 and the issuance of shares of Common Stock pursuant to the EPFA was approved.

In connection with the EPFA, on October 24, 2025, the Company also entered into the Registration Rights Agreement with the Investor with respect to the resale of the shares of Common Stock issuable under the EPFA Agreement and the Commitment Shares. The Registration Rights Agreement requires a registration statement registering such shares (the “Resale Registration Statement”) to be filed and that to be declared effective under the Securities Act of 1933, as amended, by the earlier of the (i) 90th day after following the date the Resale Registration Statement is filed, or (ii) the fifth business day following the date when the SEC notifies the Company that the Resale Registration Statement will not be reviewed or is no longer subject to further review and comments of the SEC.
17. Warrants
Public Warrants – As of December 31, 2025 there were 11,779,167 Public Warrants outstanding. For every 324 Public Warrants, the holder is entitled to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. The Public Warrants expire on September 9, 2027, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.
We may redeem the outstanding Public Warrants, in whole and not in part, at a price of $0.01 per warrant:
•at any time after the Public Warrants become exercisable,
•upon not less than 30 days’ prior written notice of redemption to each warrant holder,
•if, and only if, the reported last sale price of the shares of Common Stock equals or exceeds $5,346 per share (subject to adjustment for splits, dividends, recapitalizations, and other similar events), for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, and
•if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.
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
The Public Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2025 and 2024 at $1,612 and $9,080, respectively, based on their publicly-traded price. The gain in value of the Public Warrants during the year ended December 31, 2025 and 2024 totaled $7,468 and $442,008, respectively and was reported with other (income) expense in our consolidated statements of operations.
Private Warrants – As of December 31, 2025, 4,020,833 Private Warrants were outstanding. For every 324 Private Warrants, the holder is entitled to purchase one share of Common Stock at an exercise price of $11.50 and are identical in all material respects to the Public Warrants except that such Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments are not exercisable after 5 years from September 9, 2022, as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.
The Private Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2025 and 2024 at $589 and $7,884, respectively. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $0.77, no assumed dividends, a risk-free rate of 3.47%, implied volatility of 231.3% and remaining term of 1.69 years. The gain in value of the Private Warrants during the years ended December 31, 2025 and 2024 totaled $7,295 and $372,651 respectively, and was reported with other (income) expense in our consolidated statements of operations.
SPA Warrants – On September 9, 2022 and pursuant to the Securities Purchase Agreement, we issued an aggregate 9,020 Original SPA Warrants to the SPA Parties. Upon issuance, each whole Original SPA Warrant was exercisable over its 10-year term for one share of Common Stock at a price of $6,480.00 per share, subject to certain adjustments including full ratchet anti-dilution price protections.
On June 22, 2023, we entered into the Letter Agreements with the SPA Parties (the “Letter Agreements”), pursuant to which the SPA Parties (also being the holders of the Original SPA Warrants) agreed to amend the exercise price of the Original SPA Warrants, which, since issuance, had been exercisable to purchase an aggregate 9,020 shares of Common Stock in exchange for the Company’s agreement to (i) lower the exercise price of the Original SPA Warrants to a weighted average of $1062.72 per share, with multiple tranches priced between $660.96 and $1503.36 per share, and (ii) upon the SPA Parties’ exercise of the Amended SPA Warrants, issue New SPA Warrants to the SPA Parties to purchase, in the aggregate, up to 9,020 shares of Common Stock.
During any period when we shall have failed to maintain an effective registration statement covering the shares of Common Stock issuable upon exercise of the Amended SPA Warrants, the registered holder may exercise its Amended SPA Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.
The New SPA Warrants will be (and, with respect to those already issued, are) substantially in the form of the Amended SPA Warrants as described above except that the New SPA Warrants (i) have an exercise price of $6,480.00 per share (including, for purposes of clarification, full-ratchet anti-dilution on the exercise price and number of underlying shares issuable based on the aggregate exercise price using $6,480.00 as the base exercise price), (ii) are immediately exercisable upon issuance, and (iii) are exercisable until September 9, 2032.
On January 30, 2024 SPA Warrants held by MIF and SLS were adjusted downwards by 798 and 287, respectively, in connection with the Second Lien Restructuring Agreements.
During the year ended December 31,2024, ATW I and SLS exercised 68,399 and 4,248 SPA Warrants, respectively, in exchange for the maximum number of shares of Common Stock purchasable and the Company did not receive cash in respect of these transactions.
Unless context otherwise requires, the term “SPA Warrants” means (i) before the entry into the Letter Agreements, the Original SPA Warrants, and (ii) upon and following the entry into the Letter Agreements, (a) the Amended SPA Warrants, and (b) the New SPA Warrants.
The SPA Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of December 31, 2025 and 2024 at $9,080 and $164,949, respectively, and were estimated using a Black-Scholes valuation model using the following assumptions: stock price $0.77, implied volatility of 231.3%, and remaining term of 6.75 years. The change in the value of the SPA Warrants during the years ended December 31, 2025 and 2024 was a gain of $155,869 and $12,744,351, respectively, and was reported with other (income) expense in our consolidated statements of operations.
18. Stock-Based Compensation
On September 6, 2022, shareholders approved our 2022 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and on September 9, 2022, our board of directors ratified the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof. As of December 31,2025, there were 305,556 shares authorized for issuance under the Omnibus Incentive Plan, and there were 143,128 remaining shares available for future grants.
As of December 31, 2025, 712 options to purchase Common Stock remained outstanding from a legacy plan that was superseded by the Omnibus Incentive Plan. There are no remaining shares available for future grant under the legacy plan. Options vest assuming continuous service to the Company with 25% of the options vesting one year after grant and the balance vesting in a series of 36 successive equal monthly installments measured from the first anniversary of grant. During the vesting period, holders have no rights of a stockholder with respect to the shares of Common Stock subject to an option, and the options may not be sold, assigned, transferred, pledged, or otherwise encumbered. Unvested options are forfeited upon termination of employment.
Compensation expense for stock option grants is recognized based on the fair value at the date of grant using the Black-Scholes option pricing model. For the years ended December 31, 2025 and December 31, 2024, stock-based compensation expense for options totaled $48,046 and $132,335, respectively, and was recorded in general and administrative expense. As of December 31, 2025, there was $1,909 of total unrecognized compensation cost related to options to be recognized over a remaining weighted average period of less than 1 year
The following table summarizes options outstanding, as well as activity for the period presented:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of December 31, 2024	2,177	$629.38	$-
Granted	-
Exercised	-
Forfeited	(17)	$671.41
Expired	(1,448)	$619.56
Outstanding as of December 31, 2025	712	$648.36	$-

Exercisable as of December 31, 2025	707	$647.21	$-
The weighted average remaining contractual term of both outstanding options and exercisable options as of December 31, 2025, was 3.8 years. The maximum contractual term of options is ten years.
There were no options granted or exercised in 2024 or 2025.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tabulation summarizes certain information related to outstanding and exercisable options at December 31, 2025:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		As of December 31, 2025	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	As of December 31, 2025	Weighted Average Exercise Price

$628.74	$628.74	313	1.86	$628.74	313	$628.74
$628.75	$628.75	322	5.12	$628.75	322	$628.75
$810.06	$810.06	77	6.19	$810.06	72	$810.06
$628.74	$810.06	712	3.80	$648.36	707	$647.21
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
Performance-based RSU grants ("PRSU") granted to senior executives in 2022, were deemed earned in April 2023 and vested 50% on December 31, 2023 and 50% on December 31, 2024, in accordance with the terms of the applicable award agreements. No additional PRSUs were granted in 2024 or 2025.
The Compensation Committee has a policy that the Company will not provide U.S. federal income tax gross-up payments to any of its directors or executive officers in connection with future awards of restricted stock or stock units.
The following is a summary of our restricted stock unit activity for 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2024	35,230	96.05
Granted	116,794	8.95
Vested	(36,995)	54.10
Forfeited	(2,815)	164.51
Non-vested as of December 31, 2025	112,214	17.51
The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2025 and 2024 was $8.95 and $77.15, respectively. The total fair value of RSUs and PRSUs vested during the years ended December 31, 2025 and 2024 was $351,882 and $1,156,065.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The RSUs granted in 2024 and 2025 do not have voting rights or dividend rights unless the RSU has vested and the share of Common Stock underlying it has been distributed to the participant.
Grants of RSUs are valued at their estimated fair values as of their respective grant dates. RSU grants in 2024 and 2025 were subject only to service and vesting conditions based on continued employment or service as a non-employee director; therefore, these grants were valued using the closing price of our stock on the Nasdaq Capital Market on the date of grant.
Stock-based compensation expense attributable to PRSUs under the Omnibus Incentive Plan for the years ended December 31, 2025 and December 31, 2024 was $0 and a reversal of expense of $284,707, respectively, and recorded in general and administrative expense. Stock-based compensation expense attributable to RSUs under the Omnibus Incentive Plan for years ended December 31, 2025 and December 31, 2024, respectively, was $1,248,509 and $2,455,426 and recorded in general and administrative expense. As of December 31, 2025, we had no future expense related to PRSUs and $1,132,373 of future expense related to RSUs to be recognized over a weighted-average period of approximately 2 years.
Stock-based compensation expense for the years ended December 31, 2025 and December 31, 2024, including options, TPRSUs, and RSUs, totaled $1,296,555 and $2,303,054, respectively. Total related recognized tax benefit for the years ended December 31, 2025 and 2024, was $262,000 and $457,000, respectively.
19. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $147,586 and $201,734 for the years ended December 31, 2025 and 2024, respectively.
20. Related Party Transactions
ATW I, ATW II, ATW III, MIF and SLS are considered related parties as they can significantly influence the management of the Company, and we require their consent on all material transactions. Further, MIF is considered a related party as Adam Sharkawy is a member of the Board of Directors of the Company and the founder and managing partner of MIF.
SPA Warrants – The SPA Warrants are held by related parties ATW I, MIF and SLS Family Irrevocable Trust (see Note 17 – Warrants).
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
During the year ended December 31, 2024, ATW I and SLS converted Senior Secured Convertible Debentures with a principal value of $12,869,231 and $1,836,720 and interest of $442,140 and $4,785 into 535,426 and 77,673 shares of Common Stock, respectively. The fair value of the conversion was $29,741,859.
Second Amendment and Exchange Agreement - On November 4, 2024, the Company entered into the Second Amendment and Exchange Agreement (the “Exchange Agreement”), by and among the Company and ATW I, SLS and MIF pursuant to which such investors would exchange the remaining portion of the amount outstanding under the New

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Original Issue Discount Exchanged Senior Secured Convertible Debentures and certain other amounts outstanding with respect thereto, into shares of Series A Preferred Stock (see Note 15 - "Preferred Stock").
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

During the year ended December 31, 2025, November 2024 Debentures with a principal value of $2,050,000 and interest of $202,642, and fair value of $4,668,008, were converted into 4,549,509 shares of Common Stock.

The principal amount outstanding on the November 2024 Debentures at December 31, 2025 and 2024 was $100,000 and $2,150,000 with a fair value of $163,672 and $2,583,832, respectively.

2023 Term Loan Agreement - On September 18, 2023, the Company entered into a convertible senior secured term loan agreement (the “2023 Term Loan Agreement”) with ATW II as collateral agent and lender, and Transocean Finance Limited, ATW I, MIF and RCB, as lenders. The Convertible Senior Secured Term Loan Agreement provides the Company with up to $20.0 million of secured term loans and the initial amount funded was $11,600,000. On December 31, 2023, the Company, entered into an amendment to the 2023 Term Loan Agreement which provided the Company with an incremental loan in the aggregate principal amount of $695,000. On January 30, 2024, the Company entered into a second amendment to the 2023 Term Loan Agreement, which provided the Company with an incremental loan in the aggregate principal amount of $3,753,144 (see Note 8 - Notes Payable).
During the year ended December 31, 2025, ATW I and ATW II converted 2023 Term Loan notes with principal and interest amount of $3,360,164 into 3,814 of Series C Preferred Stock (see Note 15 - "Preferred Stock").
2024 Term Loan Agreement - On January 30, 2024, the Company also entered into a senior secured term loan agreement (the “2024 Term Loan Agreement”) with ATW Special Situations Management LLC, as collateral agent (in such capacity, the “Collateral Agent”) and lender, and ATW III, MIF, VHG Investments LLC, ATW II and ATW I, as lenders. The 2024 Term Loan Agreement provides the Company with an aggregate $9,551,856 of secured term loans. On May 1, 2024, the Company entered into an amendment to the 2024 Term Loan Agreement which provided the Company with an incremental loan in the aggregate principal amount of $1,000,000 (see Note 8 - "Notes Payable").
The principal amount outstanding on the convertible senior term loans on December 31, 2025 to ATW I, ATW II, ATW III and MIF was $0, $2,687,981, $7,197,668, and $4,399,060, respectively. The principal amount outstanding on the convertible senior term loans on December 31, 2024 to ATW I, ATW II, ATW III and MIF was $2,933,362, $5,666,638, $1,112,943 and $4,224,983, respectively.
For the year ended December 31, 2025 interest expense attributable to ATW I, ATW II, ATW III and MIF, on the convertible senior term loans was $0, $541,487, $104,489 and $462,365. For the year ended December 31, 2024 interest expense attributable to ATW I, ATW II, ATW III and MIF, on the convertible senior term loans was $351,640, $709,245, $154,297 and $551,753.
Series A Convertible Preferred Stock - During the year ended December 31, 2025, ATW and SLS converted 27,188 and 2,300 Series A Convertible Preferred Stock were converted into 10,458,152 and 310,748 shares of Common Stock, respectively. As at December 31, 2025 MIF and SLS held 5,342 and 204 Series A Convertible Preferred Stock, respectively.
Series B Convertible Preferred Stock - On August 8, 2025, the Company sold ATW 3,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $2,940,000. During the year ended December 31, 2025, ATW

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
converted 187 Series B Convertible Preferred Stock in 392,490 shares of Common Stock. At December 31, 2025, ATW held 2,813 shares of Series B Convertible Preferred Stock.
Series C Convertible Preferred Stock - On December 3, 2025 ATW exchanged 2023 Term Loan notes with principal and interest amount of $3,360,164 and $453,794 into 3,814 of Series C Convertible Preferred Stock. During the year ended December 31, 2025, ATW converted 1660 Series C Convertible Preferred Stock into 2,740,740 shares of Common Stock. At December 31, 2025, ATW held 2,154 shares of Series C Convertible Preferred Stock.
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. On July 25, 2025, the Board appointed Jimena Begaries, also a Flexible Consulting LLC employee, as the Interim Chief Financial Officer succeeding Victoria Hay. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company for the year ended December 31, 2025 and 2024 was $1,177,684 and $1,015,558 respectively. Accounts payable included $45,000 and $160,366 due to Flexible Consulting, LLC at December 31, 2025 and December 31, 2024, respectively.

21. Loss Per Share
Following is the computation of loss per basic and diluted share:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(40,828,402)	$(134,906,649)
Preferred stock dividend	(1,006,000)	-
Deemed dividends for Series A and B Convertible Preferred Stock	(27,987,356)	-
Net loss attributable to Common Stockholders	(69,821,758)	(134,906,649)
Denominator:
Weighted average shares used to compute basic and diluted EPS	6,681,851	408,133

Basic and diluted loss per share	(10.45)	(330.55)

Anti-dilutive securities excluded from shares outstanding:
Stock options	1,291	2,160
Restricted and performance stock units	58,938	35,229
Warrants	60,602	60,602
Earnout shares	23,149	23,149
SeaTrepid earnout shares	671,544	-
Convertible debt	877,567	318,437
Series A, B and C Convertible Preferred Stock	20,115,072	3,797,724
Total	21,808,163	4,237,301
Basic loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In computing the loss attributable to common shareholders, the Company deducts dividends on its preferred stock in accordance with ASC 260, Earnings Per Share. For the year ended December 31, 2025, total preferred dividends of $1,006,000 were deducted from net loss, consisting of $845,890 of dividends that were capitalized and added to the stated value of the preferred stock in accordance with the Certificates of Designation; and $106,110 of dividends that were accrued but unpaid as of December 31, 2025.

Total preferred dividends increased the loss attributable to common shareholders for purposes of calculating basic and diluted earnings per share.
During the year ended December 31, 2025, the Company recognized deemed dividends totaling $27,987,356 associated with the down-round adjustments of its Series A Preferred Stock conversion price on December 3, 2025 and August 6, 2025 of $15,673,199 and $4,047,585, respectively, and its Series B Preferred Stock conversion price on December 3, 2025 of $8,266,572. This amount was deducted from net loss in determining loss attributable to common shareholders for purposes of calculating basic and diluted earnings per share.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Fair Value Measurements
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
The Company elected to measure the November 2024 Debentures at fair value under the fair value option in accordance with ASC 825-101, Financial Instruments - Fair Value Option. The fair value of the November 2024 Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. At December 31, 2025 the following assumptions were used in order to estimate the fair value of the November 2024 Debentures: stock price of $0.77 a risk free rate of 3.55%, implied volatility of 154% and a remaining term of 0.69 years.
The fair value of the Public, Private and SPA Warrants are measured at each reporting date in accordance with ASC 820-10. The Public Warrants were valued based on their publicly-traded price. The Private and SPA Warrants are considered Level 3 measurements as they involve significant unobservable inputs.
In connection with the acquisition of SeaTrepid on March 20, 2025, the Company measured the identifiable assets acquired and liabilities assumed at fair value in accordance to ASC 820-10. The fair value of land and buildings acquired were measured using the market approach and considered Level 2 measurements as observable inputs from comparable sales were used. Machinery and equipment acquired were measured using cost approach and considered Level 3 measurements due to the use of unobservable inputs. The fair values of intangibles assets were measured based on the income approach and considered Level 3 measurements due to the use of unobservable inputs. Tradename/trademarks were valued using the Relief from Royalty Method assuming a royalty rate of 1.6% and discount rate of 19.1%. Intellectual property was valued using the Relief from Royalty Method assuming a royalty rate of 6.4% and discount rate of 19.1%. Non-competes were valued with the "With and Without" method assuming a 5% probability of competing and impact on sales, a term of 3 years and discount rate of 17.5%. The fair value of the earnout shares related to the acquisition were measured using the Monte Carlo simulation model. The model incorporates Level 3 inputs, including stock price of $10.26, stock price volatility of 99.9%, revenue volatility of 101.4%, risk free rate of 4.15% and a remaining term of 0.78 years.
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
The fair value of the Series C and A Preferred Stock were measured on the exchange dates of December 3, 2025, December 27, 2024 and December 31, 2024, respectively, in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. The following assumptions were used in order to estimate the fair value of the Series C Preferred Stock at December 3, 2025: stock price of $1.17, risk free rate of 3.57%, implied volatility of 174%, and remaining term of 1.32 years respectively. The following assumptions were used in order to estimate the fair value of the Series A Preferred Stock at December 27, 2024 and December 31, 2024: stock price of $2.16 and $1.55, risk free rate of 4.24% and 4.19%, implied volatility of 145% and 148%, and remaining term of 1.34 years and 1.33 years, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the issuance of Series C Preferred Stock on December 3, 2025, the Company measured the fair value of the Series A and B Preferred stock using a Monte Carlo simulation model. Consistent with the guidance in ASC 260-10-S99-2, the valuation incorporated two separate simulations: (a) the fair value of the instrument assuming the pre-reset conversion price ($8.26 per share), and (b) the fair value of the instrument assuming the reduced conversion price resulting from the down-round trigger ($0.5942 per share). All other model inputs, including the fair value of the Company’s common stock, volatility, and risk-free interest rate, were held constant between the two simulations. The incremental fair value resulting from the difference between these two measurements represents the value transferred due to the down-round feature and was recognized in the period’s fair-value remeasurement.
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
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring and non-recurring basis and the related activity for periods presented:

	Fair Value as of December 31, 2025				Fair Value as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
November Convertible Debentures	163,672	-	-	163,672	2,583,832	-	-	2,583,832
Warrant liability - Public Warrants	1,612	1,612	-		9,080	9,080	-	-
Warrant liability - Private Warrants	589	-	-	589	7,884	-	-	7,884
Warrant liability - SPA Warrants	9,080	-	-	9,080	164,949	-	-	164,949
Total warrant liability	$11,281	$1,612	$-	$9,669	$181,913	$9,080	$-	$172,833

Non-recurring fair value instruments:
Series A Preferred Stock	$-	$-	$-	$-	$110,300,391	$-	$-	$110,300,391
Series C Preferred Stock at December 3, 2025	$10,185,929	$-	$-	$10,185,929	$-	$-	$-	$-
Series A Preferred Stock - strike price $0.5942 at December 3, 2025	$25,448,502	$-	$-	$25,448,502	$-	$-	$-	$-
Series A Preferred Stock - strike price $8.26 at December 3, 2025	$9,775,304	$-	$-	$9,775,304	$-	$-	$-	$-
Series B Preferred Stock - strike price $0.5942 at December 3, 2025	$13,509,764	$-	$-	$13,509,764	$-	$-	$-	$-
Series B Preferred Stock - strike price $8.26 at December 3, 2025	$5,243,192	$-	$-	$5,243,192	$-	$-	$-	$-
Series A Preferred Stock - strike price $8.26 at August 6, 2025	$31,365,924	$-	$-	$31,365,924	$-	$-	$-	$-
Series A Preferred Stock - strike price $11.07 at August 6, 2025	$27,318,339	$-	$-	$27,318,339	$-	$-	$-	$-

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value as of March 20, 2025				Fair Value as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
SeaTrepid Acquisition:
Land	$444,435	$-	$444,435	$-	$-	$-	$-	$-
Buildings	$970,904	$-	$970,904	$-	$-	$-	$-	$-
Machinery and equipment	$4,753,964	$-	$-	$4,753,964	$-	$-	$-	$-
Intangible assets	$1,429,400	$-	$-	$1,429,400	$-	$-	$-	$-
Earnout shares	$6,864,729	$-	$-	$6,864,729	$-	$-	$-	$-

The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities categorized within Level 3:

	Warrant Liability	November 2024 Debentures	New Convertible Debentures
Balance, December 31, 2023	$17,925,092	$-	$-
Fair value on issuance	-	2,107,000	99,195,791
Exercise of warrants	(4,635,257)	-	-
Fair value conversion of new convertible debentures to common stock			(29,741,859)
Change in fair value of new convertible debentures	-	435,864	(7,989,948)
Change in fair value of warrant liabilities	(13,117,002)	-	-
Exchange of New Convertible Debentures to Series A Preferred Stock			(61,429,200)
Other	-	40,968	(34,784)
Balance, December 31, 2024	172,833	2,583,832	-
Change in fair value of November 2024 Debentures	-	2,247,848	-
Fair value conversion of November 2024 Debentures to Common Stock	-	(4,668,008)	-
Change in fair value of warrant liabilities	(163,164)	-	-
Balance, December 2025	$9,669	$163,672	$-

23. Segment Information
The Company operates as a single operating and reportable segment. The Company's Chief Operating Decision Maker ("CODM"), the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operational decisions, allocating resources, and evaluating financial performance.
The Company’s operations are organized and managed as a single segment because its products and services share similar economic characteristics, including production processes, customer types, distribution methods and regulatory environment. Accordingly, the Company has determined that it has one reportable segment. The CODM assesses performance by reviewing the Consolidated Balance Sheets and Consolidated Statements of Operations quarterly. Segment assets are not regularly reviewed by the CODM and, therefore, are not disclosed.
Substantially all of the Company's revenues are derived from customers located in the United States, and substantially all long-lived assets are located in the United States.

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Subsequent Events
Securities Purchase Agreement
On February 6, 2026, the Company entered into a Securities Purchase Agreement and a registration rights agreement with Master Investment Group ("Investor"), pursuant to which the Company agreed to issue and sell in a private offering to Investor, (1) certain shares of Series D Convertible Preferred Stock of the Company, $0.0001 par value (the “Series D Preferred Stock”) for an aggregate purchase price of up to $3,000,000 and may issue additional shares of Series D Preferred Stock valued at up to $47,000,000 and (2) certain common stock purchase warrants (the “Warrants”) to purchase up to a number of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), equal to 30% of the aggregate purchase price (the “Preferred Offering”). The Preferred Offering also relates to the offering of the shares of the Common Stock issuable upon the conversion of or otherwise pursuant to the terms of the Series D Preferred Stock (“Conversion Shares”) and the shares of the Common Stock issuable upon the exercise of the Warrants.

Pursuant to the Purchase Agreement, the Company agreed to issue the Initial Preferred Shares for an aggregate purchase price of $3,000,000 in two closings, in each case following the demonstration that Investor has made expenditures agreed by, and on behalf of, the Company in an aggregate amount equal to the applicable milestone aggregate investment amount specified in the Purchase Agreement. At each such milestone closing, the Company will issue to Investor a number of shares of Series D Preferred Stock equal to the applicable milestone aggregate investment amount invested by Investor, at a price of $1,000 per share. The Company and Investor agree that the proceeds of the Preferred Offering will be deployed to exclusively as UAE related working capital to fund and support, directly or indirectly, the establishment and operation of the Company’s business in the United Arab Emirates.

In addition, for a period of up to 3 years from the date of the Purchase Agreement (or such later date as mutually agreed to by the Company and Investor), by written notice from the Company to Investor and subject to other terms and conditions set forth in the Purchase Agreement, the Company may require the Investor to participate in one or more additional milestone closings and issue additional shares of Series D Preferred Stock to Investor up to an aggregate maximum purchase price of $47,000,000 in one or more tranches, and additional Warrants exercisable for an amount of shares of Common Stock with an aggregate initial value equal to 30% of the value of the Series D Preferred Stock to be issued at each such additional closings, subject to mutually agreed milestones, assignments, and definitive documentation, and in each case, consent of certain existing holders of securities of the Company.

The Purchase Agreement further provides for a two-year lock-up period, during which Investor shall not, without the prior written consent of the Company and certain existing holders of securities of the Company, sell, transfer, pledge or otherwise dispose of any shares of Common Stock upon conversion of the Series D Preferred Stock, nor enter into any swap or other arrangement that transfers the economic consequence of ownership of such shares.

Pursuant to the Registration Rights Agreement, the Company agreed that in the event that the Company files a registration statement with the Securities and Exchange Commission, registering the offer and sale of any shares of its Common Shares under the Securities Act, the Investor shall have the option to require the Company to include registration under the Securities Act of 1933, as amended (the “Securities Act”), of the resale by Investor of shares of Common Stock issuable upon conversion of the Series D Preferred Stock and upon the exercise of the Warrants.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties.

Warrants

The Warrants, when issued pursuant to the Purchase Agreement, are immediately exercisable upon issuance and will expire on the fifth anniversary of the original issuance date. The Warrants have an initial exercise price equal to $1.1125, subject to certain adjustments as described in the Warrant.

A Warrant holder will not have the right to exercise any portion of the Warrants to the extent that, after giving effect to such conversion, the holder would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the number of shares of the Common Stock outstanding immediately after giving effect to such conversion.

Series D Preferred Stock

On or prior to the first milestone closing, the Company will designate 50,000 shares of the Company’s authorized and unissued preferred stock as Series D Preferred Stock and establish the rights, preferences and privileges of the Series D

NAUTICUS ROBOTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred Stock pursuant to the Certificate of Designations of Series D Preferred Stock (the “Certificate of Designations”), to be filed with the Secretary of State of the State of Delaware.

ATM offering
From January 1 2026 to April 15 2026, the Company has conducted ATM offerings to offer and sell shares of the Company's Common Stock. Under this offering we issued and sold 2,914,114 shares, for gross proceeds of $2,464,316 and net proceeds of $2,343,144 after deducting commissions and offering expenses totaling $121,172.
November 2024 Debentures Additional Notes and Conversions
On February 9, 2026, the Company issued an Original Issue Discount Senior Secured Convertible Debenture Due 2026, in the aggregate principal amount of $2,000,000 (the “February 2026 Additional Note”), to an institutional investor which is convertible into 3,365,871 shares of common stock of the Company calculated at a conversion price of $0.5942.
On March 10, 2026, the Company issued an Original Issue Discount Senior Secured Convertible Debenture Due 2026, in the aggregate principal amount of $1,020,408 (the “March 2026 Additional Note”), to an institutional investor, which is convertible into 1,717,281 shares of common stock of the Company calculated at a conversion price of $0.5942.
The February 2026 and March 2026 Additional Notes (collectively the "Additional Notes") were issued pursuant to the securities purchase agreement dated as of November 4, 2024. The Additional Notes have the same terms as the Notes under the Securities Purchase Agreement dated November 4, 2024 and will mature on September 9, 2026 or such earlier date as is required or permitted to be repaid under such Additional Notes.
On March 27, 2026, such Investor and the Company consummated an Exchange pursuant to the Exchange Agreement by and between the Company and such Investor, whereby the Investor exchanged $2,000,000 of the principal amount and corresponding interest of the Existing February Debenture into 2,023 shares of Series C Preferred Stock.

Corrections to Certificates of Designations

On April 15, 2026, the Company filed with the Secretary of State of the State of Delaware, amendments to the Certificates of Designations of Rights and Preferences, respectively, of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, and the Series C Convertible Preferred Stock, to correct an error in each such instrument.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
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

Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and processes were not effective at December 31, 2025, because of the material weakness in our internal control over financial reporting described below.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework" (2013). As of December 31, 2025, Company’s management has evaluated the effectiveness of its internal control over financial reporting under the Exchange Act and concluded, that our internal control over financial reporting was not effective based on those criteria because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company previously identified deficiencies in its internal control over financial reporting that represented a material weakness. Specifically, the Company’s management determined that the Company did not, as of December 31, 2024, design and maintain effective internal controls over financial reporting related to ineffective design and operation of controls over significant complex transactions, which resulted in restatements of all interim periods of 2024. As of December 31, 2025, the material weakness had not yet been remediated.

The Company believes that, notwithstanding the material weakness mentioned above, the consolidated financial statements contained in this Form 10-K present fairly, in all material respects, the consolidated financial positions, results of operations and cash flows of the Company in conformity with generally accepted accounting principles as of the dates and for the periods stated therein.
Remediation Plan.
The Company continues to implement certain remediation actions and continues to test and evaluate the elements of the remediation plan. These elements include:

•Design and implementation of a Significant Complex Transaction policy which identifies transactions that should be evaluated for additional 3rd party expert evaluation for proper accounting treatment;

The Company believes that the actions listed above will provide appropriate remediation of the material weakness; however, the testing of the effectiveness of the controls has not been completed by the Company. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weaknesses will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management.

Remediation of previously reported Material Weaknesses
The Company previously identified deficiencies in its internal control over financial reporting that represented material weaknesses. Specifically, the Company’s management determined that the Company did not, as of December 31, 2024, design and maintain effective internal controls over financial reporting related to failure to remediate reported material weaknesses over years 2021-2023 related to ineffective design and operation of user access controls. These historical deficiencies stemmed from a lack of qualified accounting and financial reporting personnel and inadequate procedures for the accounting close process.
Remediation efforts in 2022, 2023 and 2024 were unsuccessful as a result of the significant turnover of key finance personnel. Specifically, despite significant process improvements and hiring of personnel, at the end of 2023 there was a gap in the implementation of the remediation initiatives with certain tasks that would have to be completed to remediate the material weakness not being handed over to the new personnel.

During the year ended December 31, 2025, the Company implemented and tested remediation actions including these specific elements:

•Designed and implemented user access controls and proper segregation of duties for all critical accounting systems, supported by formal policies and training for all Information Technology personnel.

The Company concludes that the controls have been operating for sufficient time and independently validated by management and the material weakness related to the design and operation of user access controls is fully remediated.
Changes in internal control over financial reporting. During the fiscal year ended December 31, 2025, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Trading Plans
During the most recent fiscal quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information set forth in the following paragraphs under this Item 10) will be included in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Adoption of Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (the "Code") applicable to all of our board of director members, employees and executive officers, including our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). The Company has made the Code available on our website at http://ir.nauticusrobotics.com.

The Company intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on our website at http://ir.nauticusrobotics.com. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during 2025.

Adoption of Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of its securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report.

Item 11. Executive Compensation

The information required by this Item (other than the information set forth in the following paragraphs under this Item 11) will be included in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Recovery Analysis of Incentive-based Compensation

We previously restated our unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, June 30 and September 30, 2024 (the “2024 Restated Periods”). In consultation with the Audit Committee of our Board of Directors (the “Audit Committee”) and our auditors, we made the determination to restate such financial statements following the identification of errors related to the accounting treatment of significant unusual transactions (collectively, the “2024 Restatement”). Due to such errors, the Company’s management and the Audit Committee concluded that our previously issued financial statements for the 2024 Restated Periods should no longer be relied upon. The 2024 Restatement does not affect any of the Company’s key business metrics or compliance with any financial covenants. The 2024 Restatement does not have any impact on management's or other employees' compensation, as incentive compensation plans were based on the attainment of metrics and operational goals unaffected by the adjustments.

Accordingly, the Company concluded that recovery of erroneously awarded compensation was not required pursuant to the Clawback Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders.
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1)All financial statements:
(2)Financial statement schedules
Not Applicable
(3)Exhibits required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Merger Agreement dated as of December 16, 2021, by and among CleanTech Acquisition Corp., CleanTech Merger Sub, Inc., Nauticus Robotics, Inc., and Nicolaus Radford, as amended on January 30, 2021.	Form 8-K	001-40611	2.1	December 17, 2021
2.1.1	Amendment No. 1 to Underwriting Agreement dated January 27, 2023	Form 8-K	001-40611	2.1	June 6, 2022
3.1	Second Amended and Restated Certificate of Incorporation Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	July 18, 2024

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	September 2, 2025
3.4	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8- K	001-40611	3.1	December 27, 2024
3.5	Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	August 7, 2025
3.6	Form of Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	December 3, 2025
3.7	Amended and Restated Bylaws of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	May 15, 2023
3.8	Amendment No. 1 to the Amended and Restated By-laws of Nauticus Robotics, Inc	Form 8-K	001-40611	3.1	August 19, 2025
3.9†	Certificate of Correction (Series A CoD) 2026
3.10†	Certificate of Correction (Series B CoD) 2026
3.11†	Certificate of Correction (Series C CoD) 2026
4.1	Specimen Warrant Certificate of CleanTech Acquisition Corp.	Form S-1/A	333-256578	4.3	July 6, 2021
4.2	Warrant Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	4.1	July 21, 2021
4.3	Rights Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	4.2	July 21, 2021
4.4	Form of Warrants to be issued pursuant to the Securities Purchase Agreement dated December 16, 2021	Form S-4 Am. No. 4	333-262431	4.7	June 16, 2022
4.5	Form of Original Issue Discount Senior Secured Convertible Debenture Due 2026.	Form 8-K	001-40611	10.3	November 5, 2024
4.6++	Form of Warrant	Form 8-K	001-40611	4.1	February 9, 2026
4.7†	Description of Registrant’s Securities
10.1++	2022 Nauticus Robotics, Inc. Omnibus Incentive Plan.	Form 8-K	001-40611	10.9	September 15, 2022
10.2+**	Agreement by and between Nauticus Robotics Brazil Ltda. and Petróleo Brasileiro S.A. entered into on May 23, 2023.	Form 8-k	001-40611	10.1	May 30, 2023
10.3+	Senior Secured Term Loan Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., ATW Special Situations II LLC, as collateral agent and lender, and the lenders party thereto.	Form 8-K	001-40611	10.1	September 21, 2023

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.4+	Pledge and Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., ATW Special Situations II LLC, as collateral agent.	Form 8-K	001-40611	10.2	September 21, 2023
10.5	Intellectual Property Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations II LLC, as collateral agent.	Form 8-K	001-40611	10.3	September 21, 2023
10.6	Subsidiary Guarantee, dated as of September 18, 2023, by Nauticus Robotics Holdings, Inc. and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	September 21, 2023
10.7	Intercreditor Agreement, dated as of September 18, 2023, by and between ATW Special Situations II LLC, as first lien collateral agent, and ATW Special Situations I LLC, as second lien collateral agent, and acknowledged and agreed by Nauticus Robotics, Inc. and Nauticus Robotics Holdings, Inc.	Form 8-K	001-40611	10.5	September 21, 2023
10.8+	Amendment to Securities Purchase Agreement, Senior Secured Convertible Debentures and Pledge and Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations I LLC, as agent and the Required Creditors.	Form 8-K	001-40611	10.6	September 21, 2023
10.9+	Pledge and Security Agreement, dated as of September 9, 2022, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations I LLC, as agent and creditor, and the other creditors party thereto.	Form 8-K	001-40611	10.7	September 21, 2023
10.10++	Offer Letter, dated September 27, 2023	Form 8-K	001-40611	10.1	October 2, 2023
10.11	Director Designation Letter Agreement, dated as of October 2, 2023, by and between Nauticus Robotics, Inc. and Schlumberger Technology Corporation	Form 8-K	001-40611	10.5	October 6, 2023
10.12	First Amendment to Senior Secured Term Loan Agreement dated December 31, 2023	Form 8-K	001-40611	10.1	January 5, 2024
10.13	Securities Purchase Agreement dated December 31, 2023	Form 8-K	001-40611	10.2	January 5, 2024
10.14	Nauticus Second Lien Restructuring Agreement dated December 31, 2023	Form 8-K	001-40611	10.3	January 5, 2024
10.15+	Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., ATW Special Situations Management LLC, as collateral agent and lender, and the lenders party thereto	Form 8-K	001-40611	10.1	February 5, 2024
10.16+	Pledge and Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.2	February 5, 2024

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.17+	Intellectual Property Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.3	February 5, 2024
10.18	Subsidiary Guarantee, dated as of January 30, 2024, by Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	February 5, 2024
10.19	Pari Passu Intercreditor Agreement, dated as of January 30, 2024, by and among ATW Special Situations Management LLC, as collateral agent for the lenders under the Term Loan Agreement, Acquiom Agency Services LLC, as collateral agent for the lenders under the 2023 Term Loan Agreement, and Nauticus Robotics, Inc., and Nauticus Robotics Holdings, Inc., as grantors	Form 8-K	001-40611	10.5	February 5, 2024
10.20	Intercreditor Agreement, dated as of January 30, 2024, by and between ATW Special Situations Management LLC, as 2024 first lien collateral agent, ATW Special situations I LLC, as second lien collateral agent, and acknowledged by Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC	Form 8-K	001-40611	10.6	February 5, 2024
10.21	Second Amendment to Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, ATW Special Situations I LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.7	February 5, 2024
10.22+	Second Agreement Regarding Incremental Loans, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.8	February 5, 2024
10.23	Form of Amendment and Exchange Agreement	Form 8-K	001-40611	10.9	February 5, 2024
10.24	Form of Original Issue Discount Exchanged Senior Secured Convertible Debenture Due September 9, 2026	Form 8-K	001-40611	10.10	February 5, 2024
10.25	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and SLS Family Irrevocable Trust	Form 8-K	001-40611	10.11	February 5, 2024
10.26	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.12	February 5, 2024

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.27++	Employment Agreement dated February 21, 2024 between John W. Gibson Jr. and Nauticus Robotics, Inc.	Form 8-K	001-40611	10.1	February 22, 2024
10.28	First Amendment to Senior Secured Term Loan Agreement, dated as of May 1, 2024, between the Nauticus Robotics, Inc., ATW Special Situations Management LLC as collateral agent, and the lenders party thereto	Form 8-K	001-40611	10.1	May 1, 2024
10.29	At the Market Offering Agreement dated May 20, 2024, by and between Nauticus Robotics, Inc. and H.C. Wainwright & Co., LLC	Form 8-K	001-40611	10.1	May 20, 2024
10.30	Nauticus Robotics, Inc. 2022 Omnibus Incentive Plan, as amended	Definitive Proxy Statement	001-40611	Annex A	April 29, 2024
10.31++	Offer Letter dated August 9, 2024, Between Nauticus Robotics, Inc. and John Symington.	Form 10-Q	001-40611	10.1	November 12, 2024
10.32**	Form of Second Amendment and Exchange Agreement dated November 4, 2024 by and among Nauticus Robotics Inc. and each of the signatories thereto.	Form 8-K	001-40611	10.1	November 5, 2024
10.33**	Form of Securities Purchase Agreement dated November 4, 2024, by and among Nauticus Robotics, Inc. and each of the investors listed on the Schedule of Buyers thereto.	Form 8-K	001-40611	10.2	November 5, 2024
10.34	Form of Original Issue Discount Senior Secured Convertible Debenture Due 2026.	Form 8-K	001-40611	10.3	November 5, 2024
10.35	Pledge and Security Agreement, dated as of November 4, 2024, by and among the Company, Nauticus Robotics Holdings Inc., Nautiworks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, as Debtors, and ATW Special Situations Management LLC as the Collateral Agent	Form 8-K	001-40611	10.4	November 5, 2024
10.36	IP Security Agreement, dated as of November 4, 2024, by and among the Company, Nauticus Robotics Holdings Inc., Nautiworks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, as Debtors, in favor of ATW Special Situations Management LLC as the Collateral Agent.	Form 8-K	001-40611	10.5	November 5, 2024
10.37	Subsidiary Guarantee, dated as of November 4, 2024, by Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, in favor of ATW Special Situations Management LLC as Collateral Agent.	Form 8-K	001-40611	10.6	November 5, 2024
10.38	Intercreditor agreement, dated as of November 4, 2024, by and among the Collateral Agent and ATW Special Situations Management LLC, in its capacity as agent for certain lenders to the Debtors, and acknowledged and agreed to by the Debtors	Form 8-K	001-40611	10.7	November 5, 2024
10.39	Intercreditor agreement, dated as of November 4, 2024, by and among the Collateral Agent and Acquiom Agency Services LLC, and acknowledged and agreed to by the Debtors.	Form 8-K	001-40611	10.8	November 5, 2024

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.40	Intercreditor agreement, dated as of November 4, 2024, by and among the Collateral Agent and ATW Special Situations I LLC and acknowledged and agreed to by the Debtors.	Form 8-K	001-40611	10.9	November 5, 2024
10.41**	Asset Purchase Agreement, dated March 5, 2025, by and among Nauticus Robotics Inc., SeaTrepid International, L.L.C., SeaTrepid Deepsea LLC, Remote Inspection Technologies, L.L.C. and each of the signatories thereto.	Form 8-K	001-40611	10.1	March 5, 2025
10.42+	Amendment No. 1 to Asset Purchase Agreement, dated March 20, 2025, by and among Nauticus Robotics Inc., SeaTrepid International, L.L.C., SeaTrepid Deepsea LLC, Remote Inspection Technologies, L.L.C. and each of the signatories thereto.	Form 8-K	001-40611	10.1	March 25, 2025
10.43**++	Award Letter dated March 27, 2025.	Form 8-K	001-40611	10.1	April 2, 2025
10.44**+	Securities Purchase Agreement dated August 6, 2025, by and among Nauticus Robotics, Inc. and each of the investors listed on the Schedule of Buyers thereto.	Form 8-K	001-40611	10.1	August 7, 2025
10.45**+	Equity Purchase Facility Agreement, as of dated October 24, 2025, by and between Nauticus Robotics, Inc. and the investor party named therein.	Form 8-K	001-40611	10.1	October 27, 2025
10.46**	Registration Rights Agreement, dated as of October 24, 2025, by and between Nauticus Robotics, Inc. and the investor party named therein.	Form 8-K	001-40611	10.2	October 27, 2025
10.47**	Amendment Agreement, dated October 25, 2025, by and among Nauticus Robotics, Inc. and the lenders signatories thereto.	Form 8-K	001-40611	10.3	October 27, 2025
10.48+	Form of Amendment and Exchange Agreement, dated as of December 3, 2025, by and between Nauticus Robotics, Inc. and the investor party named therein.	Form 8-K	001-40611	10.1	December 3, 2025
14.1	Code of Business Conduct and Ethics of Nauticus Robotics, Inc.	Form 8-K	001-40611	14.1	September 15, 2022
16.1	Letter from Whitley Penn LLP to the Securities and Exchange Commission dated December 19, 2025	Form 8-K	001-40611	16.1	December 22, 2025
19.1†	Insider Trading Policy	Form 10-K	001-40611	19.1	April 15, 2025
21.1†	List of Subsidiaries.
23.1†	Consent of Independent Registered Public Accounting Firm
23.2†	Consent of Independent Registered Public Accounting Firm
31.1†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1†	Nauticus Robotics, Inc. Clawback Policy	Form 10-K	001-40611	97.1	April 15, 2025
101.INS†	Inline XBRL Instance Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 †	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

April 15, 2026	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2026	/s/ John W. Gibson, Jr.
John W. Gibson Jr.
Chief Executive Officer and President, and Director
(Principal Executive Officer)

April 15, 2026	/s/ Jimena Begaries
Jimena Begaries
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

April 15, 2026	/s/ Jim Bellingham
Jim Bellingham
Director

April 15, 2026	/s/ William H. Flores
William H. Flores
Director

April 15, 2026	/s/ Adam Sharkawy
Adam Sharkawy
Director

April 15, 2026	/s/ Eli Spiro
Eli Spiro
Director