Form 10-K/A
period 2025-12-31
Nauticus Robotics, Inc.
filed 2026-04-21
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 (this “Amendment”) solely to file corrected Section 302 Certifications (Exhibits 31.1 and 31.2) and Section 906 Certifications (Exhibits 32.1 and 32.2) to our Annual Report on Form 10-K for the period ended December 31, 2025 as filed on April 15, 2026 (the “Original Filing”).
Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

NAUTICUS ROBOTICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Page
PART III

Item 15.	Exhibits and Financial Statement Schedules	iii
	Signatures	viii
i

PART III
Item 15. Exhibits and Financial Statement Schedules
(1)Exhibits required by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Merger Agreement dated as of December 16, 2021, by and among CleanTech Acquisition Corp., CleanTech Merger Sub, Inc., Nauticus Robotics, Inc., and Nicolaus Radford, as amended on January 30, 2021.	Form 8-K	001-40611	2.1	December 17, 2021
2.1.1	Amendment No. 1 to Underwriting Agreement dated January 27, 2023	Form 8-K	001-40611	2.1	June 6, 2022
3.1	Second Amended and Restated Certificate of Incorporation Nauticus Robotics, Inc.	Form 8-K	001-40611	3.5	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	July 18, 2024
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	September 2, 2025
3.4	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8- K	001-40611	3.1	December 27, 2024
3.5	Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	August 7, 2025
3.6	Form of Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	December 3, 2025
3.7	Amended and Restated Bylaws of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	May 15, 2023
3.8	Amendment No. 1 to the Amended and Restated By-laws of Nauticus Robotics, Inc	Form 8-K	001-40611	3.1	August 19, 2025
3.9†	Certificate of Correction (Series A CoD) 2026
3.10†	Certificate of Correction (Series B CoD) 2026
3.11†	Certificate of Correction (Series C CoD) 2026
4.1	Specimen Warrant Certificate of CleanTech Acquisition Corp.	Form S-1/A	333-256578	4.3	July 6, 2021
4.2	Warrant Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	4.1	July 21, 2021
4.3	Rights Agreement, dated July 14, 2021, by and between Continental Stock Transfer & Trust Company and CleanTech Acquisition Corp.	Form 8-K	001-40611	4.2	July 21, 2021
4.4	Form of Warrants to be issued pursuant to the Securities Purchase Agreement dated December 16, 2021	Form S-4 Am. No. 4	333-262431	4.7	June 16, 2022

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
4.5	Form of Original Issue Discount Senior Secured Convertible Debenture Due 2026.	Form 8-K	001-40611	10.3	November 5, 2024
4.6++	Form of Warrant	Form 8-K	001-40611	4.1	February 9, 2026
4.7†	Description of Registrant’s Securities
10.1++	2022 Nauticus Robotics, Inc. Omnibus Incentive Plan.	Form 8-K	001-40611	10.9	September 15, 2022
10.2+**	Agreement by and between Nauticus Robotics Brazil Ltda. and Petróleo Brasileiro S.A. entered into on May 23, 2023.	Form 8-k	001-40611	10.1	May 30, 2023
10.3+	Senior Secured Term Loan Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., ATW Special Situations II LLC, as collateral agent and lender, and the lenders party thereto.	Form 8-K	001-40611	10.1	September 21, 2023
10.4+	Pledge and Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., ATW Special Situations II LLC, as collateral agent.	Form 8-K	001-40611	10.2	September 21, 2023
10.5	Intellectual Property Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations II LLC, as collateral agent.	Form 8-K	001-40611	10.3	September 21, 2023
10.6	Subsidiary Guarantee, dated as of September 18, 2023, by Nauticus Robotics Holdings, Inc. and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	September 21, 2023
10.7	Intercreditor Agreement, dated as of September 18, 2023, by and between ATW Special Situations II LLC, as first lien collateral agent, and ATW Special Situations I LLC, as second lien collateral agent, and acknowledged and agreed by Nauticus Robotics, Inc. and Nauticus Robotics Holdings, Inc.	Form 8-K	001-40611	10.5	September 21, 2023
10.8+	Amendment to Securities Purchase Agreement, Senior Secured Convertible Debentures and Pledge and Security Agreement, dated as of September 18, 2023, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations I LLC, as agent and the Required Creditors.	Form 8-K	001-40611	10.6	September 21, 2023
10.9+	Pledge and Security Agreement, dated as of September 9, 2022, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc. and ATW Special Situations I LLC, as agent and creditor, and the other creditors party thereto.	Form 8-K	001-40611	10.7	September 21, 2023
10.10++	Offer Letter, dated September 27, 2023	Form 8-K	001-40611	10.1	October 2, 2023
10.11	Director Designation Letter Agreement, dated as of October 2, 2023, by and between Nauticus Robotics, Inc. and Schlumberger Technology Corporation	Form 8-K	001-40611	10.5	October 6, 2023
10.12	First Amendment to Senior Secured Term Loan Agreement dated December 31, 2023	Form 8-K	001-40611	10.1	January 5, 2024

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.13	Securities Purchase Agreement dated December 31, 2023	Form 8-K	001-40611	10.2	January 5, 2024
10.14	Nauticus Second Lien Restructuring Agreement dated December 31, 2023	Form 8-K	001-40611	10.3	January 5, 2024
10.15+	Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., ATW Special Situations Management LLC, as collateral agent and lender, and the lenders party thereto	Form 8-K	001-40611	10.1	February 5, 2024
10.16+	Pledge and Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.2	February 5, 2024
10.17+	Intellectual Property Security Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and ATW Special Situations Management LLC, as collateral agent	Form 8-K	001-40611	10.3	February 5, 2024
10.18	Subsidiary Guarantee, dated as of January 30, 2024, by Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, and acknowledged and agreed to by Nauticus Robotics, Inc.	Form 8-K	001-40611	10.4	February 5, 2024
10.19	Pari Passu Intercreditor Agreement, dated as of January 30, 2024, by and among ATW Special Situations Management LLC, as collateral agent for the lenders under the Term Loan Agreement, Acquiom Agency Services LLC, as collateral agent for the lenders under the 2023 Term Loan Agreement, and Nauticus Robotics, Inc., and Nauticus Robotics Holdings, Inc., as grantors	Form 8-K	001-40611	10.5	February 5, 2024
10.20	Intercreditor Agreement, dated as of January 30, 2024, by and between ATW Special Situations Management LLC, as 2024 first lien collateral agent, ATW Special situations I LLC, as second lien collateral agent, and acknowledged by Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC	Form 8-K	001-40611	10.6	February 5, 2024
10.21	Second Amendment to Senior Secured Term Loan Agreement, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, ATW Special Situations I LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.7	February 5, 2024
10.22+	Second Agreement Regarding Incremental Loans, dated as of January 30, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, ATW Special Situations II LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.8	February 5, 2024
10.23	Form of Amendment and Exchange Agreement	Form 8-K	001-40611	10.9	February 5, 2024

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.24	Form of Original Issue Discount Exchanged Senior Secured Convertible Debenture Due September 9, 2026	Form 8-K	001-40611	10.10	February 5, 2024
10.25	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and SLS Family Irrevocable Trust	Form 8-K	001-40611	10.11	February 5, 2024
10.26	Nauticus Second Lien Restructuring Agreement, entered into as of January 31, 2024, by and among Nauticus Robotics, Inc., Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, Nauticus Robotics USA LLC, and Material Impact Fund II, L.P.	Form 8-K	001-40611	10.12	February 5, 2024
10.27++	Employment Agreement dated February 21, 2024 between John W. Gibson Jr. and Nauticus Robotics, Inc.	Form 8-K	001-40611	10.1	February 22, 2024
10.28	First Amendment to Senior Secured Term Loan Agreement, dated as of May 1, 2024, between the Nauticus Robotics, Inc., ATW Special Situations Management LLC as collateral agent, and the lenders party thereto	Form 8-K	001-40611	10.1	May 1, 2024
10.29	At the Market Offering Agreement dated May 20, 2024, by and between Nauticus Robotics, Inc. and H.C. Wainwright & Co., LLC	Form 8-K	001-40611	10.1	May 20, 2024
10.30	Nauticus Robotics, Inc. 2022 Omnibus Incentive Plan, as amended	Definitive Proxy Statement	001-40611	Annex A	April 29, 2024
10.31++	Offer Letter dated August 9, 2024, Between Nauticus Robotics, Inc. and John Symington.	Form 10-Q	001-40611	10.1	November 12, 2024
10.32**	Form of Second Amendment and Exchange Agreement dated November 4, 2024 by and among Nauticus Robotics Inc. and each of the signatories thereto.	Form 8-K	001-40611	10.1	November 5, 2024
10.33**	Form of Securities Purchase Agreement dated November 4, 2024, by and among Nauticus Robotics, Inc. and each of the investors listed on the Schedule of Buyers thereto.	Form 8-K	001-40611	10.2	November 5, 2024
10.34	Form of Original Issue Discount Senior Secured Convertible Debenture Due 2026.	Form 8-K	001-40611	10.3	November 5, 2024
10.35	Pledge and Security Agreement, dated as of November 4, 2024, by and among the Company, Nauticus Robotics Holdings Inc., Nautiworks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, as Debtors, and ATW Special Situations Management LLC as the Collateral Agent	Form 8-K	001-40611	10.4	November 5, 2024
10.36	IP Security Agreement, dated as of November 4, 2024, by and among the Company, Nauticus Robotics Holdings Inc., Nautiworks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, as Debtors, in favor of ATW Special Situations Management LLC as the Collateral Agent.	Form 8-K	001-40611	10.5	November 5, 2024
v

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.37	Subsidiary Guarantee, dated as of November 4, 2024, by Nauticus Robotics Holdings, Inc., NautiWorks LLC, Nauticus Robotics Fleet LLC, and Nauticus Robotics USA LLC, in favor of ATW Special Situations Management LLC as Collateral Agent.	Form 8-K	001-40611	10.6	November 5, 2024
10.38	Intercreditor agreement, dated as of November 4, 2024, by and among the Collateral Agent and ATW Special Situations Management LLC, in its capacity as agent for certain lenders to the Debtors, and acknowledged and agreed to by the Debtors	Form 8-K	001-40611	10.7	November 5, 2024
10.39	Intercreditor agreement, dated as of November 4, 2024, by and among the Collateral Agent and Acquiom Agency Services LLC, and acknowledged and agreed to by the Debtors.	Form 8-K	001-40611	10.8	November 5, 2024
10.40	Intercreditor agreement, dated as of November 4, 2024, by and among the Collateral Agent and ATW Special Situations I LLC and acknowledged and agreed to by the Debtors.	Form 8-K	001-40611	10.9	November 5, 2024
10.41**	Asset Purchase Agreement, dated March 5, 2025, by and among Nauticus Robotics Inc., SeaTrepid International, L.L.C., SeaTrepid Deepsea LLC, Remote Inspection Technologies, L.L.C. and each of the signatories thereto.	Form 8-K	001-40611	10.1	March 5, 2025
10.42+	Amendment No. 1 to Asset Purchase Agreement, dated March 20, 2025, by and among Nauticus Robotics Inc., SeaTrepid International, L.L.C., SeaTrepid Deepsea LLC, Remote Inspection Technologies, L.L.C. and each of the signatories thereto.	Form 8-K	001-40611	10.1	March 25, 2025
10.43**++	Award Letter dated March 27, 2025.	Form 8-K	001-40611	10.1	April 2, 2025
10.44**+	Securities Purchase Agreement dated August 6, 2025, by and among Nauticus Robotics, Inc. and each of the investors listed on the Schedule of Buyers thereto.	Form 8-K	001-40611	10.1	August 7, 2025
10.45**+	Equity Purchase Facility Agreement, as of dated October 24, 2025, by and between Nauticus Robotics, Inc. and the investor party named therein.	Form 8-K	001-40611	10.1	October 27, 2025
10.46**	Registration Rights Agreement, dated as of October 24, 2025, by and between Nauticus Robotics, Inc. and the investor party named therein.	Form 8-K	001-40611	10.2	October 27, 2025
10.47**	Amendment Agreement, dated October 25, 2025, by and among Nauticus Robotics, Inc. and the lenders signatories thereto.	Form 8-K	001-40611	10.3	October 27, 2025
10.48+	Form of Amendment and Exchange Agreement, dated as of December 3, 2025, by and between Nauticus Robotics, Inc. and the investor party named therein.	Form 8-K	001-40611	10.1	December 3, 2025
14.1	Code of Business Conduct and Ethics of Nauticus Robotics, Inc.	Form 8-K	001-40611	14.1	September 15, 2022
16.1	Letter from Whitley Penn LLP to the Securities and Exchange Commission dated December 19, 2025	Form 8-K	001-40611	16.1	December 22, 2025

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
19.1†	Insider Trading Policy	Form 10-K	001-40611	19.1	April 15, 2025
21.1†	List of Subsidiaries.
23.1†	Consent of Independent Registered Public Accounting Firm
23.2†	Consent of Independent Registered Public Accounting Firm
31.1†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1†	Nauticus Robotics, Inc. Clawback Policy	Form 10-K	001-40611	97.1	April 15, 2025
101.INS†	Inline XBRL Instance Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 †	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

April 21, 2026	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 21, 2026	/s/ John W. Gibson, Jr.
John W. Gibson Jr.
Chief Executive Officer and President, and Director
(Principal Executive Officer)

April 21, 2026	/s/ Jimena Begaries
Jimena Begaries
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

April 21, 2026	/s/ Jim Bellingham
Jim Bellingham
Director

April 21, 2026	/s/ William H. Flores
William H. Flores
Director

April 21, 2026	/s/ Adam Sharkawy
Adam Sharkawy
Director

April 21, 2026	/s/ Eli Spiro
Eli Spiro
Director