Form 10-Q
period 2026-03-31
Nauticus Robotics, Inc.
filed 2026-05-14
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of May 12, 2026, the registrant had 5,002,925 shares of common stock outstanding.

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
The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on April 15, 2026, and in our prospectus or any prospectus supplement which are on file with the Securities and Exchange Commission.
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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$5,285,230	$7,016,610
Restricted cash	602,796	600,342
Accounts receivable, net	-	378,683
Prepaid expenses	1,511,810	1,055,324
Other current assets	190,533	203,025
Total Current Assets	7,590,369	9,253,984

Property and equipment, net	21,251,878	21,827,769
Operating lease right-of-use assets, net	467,140	559,005
Other assets	71,290	91,276
Goodwill	9,600,745	9,600,745
Intangible assets, net	1,228,016	1,276,916
Total Assets	$40,209,438	$42,609,695

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,158,759	$3,128,459
Accrued liabilities	9,667,067	9,807,668
Operating lease liabilities - current	446,572	434,200
Notes payable - current	2,873,598	2,628,234
November 2024 Debentures - current, fair value option (related party)	1,298,728	163,672
Senior Secured Convertible Term Loan - current, net of discount (related party)	14,752,299	14,113,871
Senior Secured Convertible Term Loan - current, net of discount	4,974,978	4,939,247
Other liabilities	178,188	160,110
Total Current Liabilities	35,350,189	35,375,461

Warrant liabilities	8,262	11,281
Operating lease liabilities - long-term	87,925	203,547
Derivative liability	515,827	-
Total Liabilities	$35,962,203	$35,590,289

Stockholders’ Equity:
Series A Convertible Preferred Stock $0.0001 par value; 40,000 shares authorized and 5,546 shares issued and outstanding at March 31, 2026 and December 31, 2025.	1	1
Series B Convertible Preferred Stock $0.0001 par value; 50,000 shares authorized and 2,263 and 2,813 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	-	-
Series C Convertible Preferred Stock $0.0001 par value; 100,000 shares authorized and 3,777 and 2,154 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	-	-

Common stock, $0.0001 par value; 625,000,000 shares authorized and 4,291,998 and 3,601,400 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.*	429	360
Additional paid-in capital	337,266,475	330,581,384
Accumulated other comprehensive income	(42,229)	(42,229)
Accumulated deficit	(332,977,441)	(323,520,110)
Total Stockholders’ Equity	4,247,235	7,019,406
Total Liabilities and Stockholders’ Equity	$40,209,438	$42,609,695
* Reflects the 1-for-9 reverse split effected September 5, 2025 and the 1-for-8 effected April 21, 2026.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2026	2025
Revenue:
Service	$159,575	$165,256
Total revenue	159,575	165,256

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	1,993,894	1,238,957
Depreciation and amortization	624,791	480,376
General and administrative	3,224,907	4,359,686
Total costs and expenses	5,843,592	6,079,019

Operating loss	(5,684,017)	(5,913,763)

Other (income) expense, net:
Other (income) expense, net	(3,145)	(137,397)
Foreign currency transaction loss	970	3,267
Loss on extinguishment of debt	929,508	-
Change in fair value of derivative	515,827	-
Change in fair value of warrant liabilities	(3,019)	(50,888)
Change in fair value of November 2024 Debentures	1,188,840	723,926
Interest expense, net	953,083	1,114,516
Total other expense, net	3,582,064	1,653,424

Net loss	$(9,266,081)	$(7,567,187)

Basic and diluted loss per share*	$(2.46)	$(19.85)

Basic and diluted weighted average shares outstanding*	3,840,563	381,215
* Reflects the 1-for-9 reverse split effected September 5, 2025 and the 1-for-8 effected April 21, 2026.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock			Series C Preferred Stock			Common Stock*		Additional Paid-in Capital *	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount	Amount	Shares	Amount
									(As adjusted, see Note 15)
Balance at December 31, 2024	35,034	$4				-		-	135,582	$14	$233,343,150	$(42,229)	$(253,698,352)	$(20,397,413)
Stock-based compensation	-	-	-	-		-		-	-	-	312,679	-	-	312,679
Conversion of Term Loan notes to Common Stock	-	-	-	-		-		-	25,075	3	2,870,570	-	-	2,870,573
Conversion of Series A Preferred Stock to Common Stock	(15,188)	(2)	-	-		-		-	222,476	22	(20)	-	-	-
At the Market (ATM) share offering	-	-	-	-		-		-	104,012	10	19,438,111	-	-	19,438,121
Earnout shares	-	-	-	-		-		-	-	-	6,864,729	-	-	6,864,729
Vesting of RSUs	-	-	-	-		-		-	825	-	-	-	-	-
Other	-	-	-	-		-		-	272	-	-	-	-	-
Net loss	-	-	-	-		-		-	-	-	-	-	(7,567,187)	(7,567,187)
Balance at March 31, 2025	19,846	$2	0	$-		0		$-	488,242	$49	$262,829,219	$(42,229)	$(261,265,539)	$1,521,502

Balance at December 31, 2025	5,546	$1	2,813	-		2,154		-	3,601,400	$360	$330,581,384	$(42,229)	$(323,520,110)	$7,019,406
Stock-based compensation	-	-	-	-		-		-			225,552	-	-	225,552
Conversion of November 2024 Debentures to Common Stock	-	-	-	-	-	-		-	27,932	3	283,788			283,791
Exchange of November 2024 Debentures for Series C Preferred Stock	-	-	-	-		2,023		-	-	-	3,659,502	-	-	3,659,502
Conversion of Series B Preferred Stock to Common Stock	-	-	-550	-		-		-	146,781	15	(15)	-	-	-
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-		-400		-	67,320	7	(7)	-	-	-
At the Market (ATM) share offering	-	-	-	-		-		-	364,264	36	2,343,108	-	-	2,343,144

Issuance of shares for settlement of Seatrepid Earnout	-	-	-	-	-	-	83,944	8	(8)	-	-	-
Vesting of RSUs	-	-	-	-	-	-	357	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	-	173,171	-	(191,250)	(18,079)
Net loss	-	-	-	-	-	-	-	-	-	-	(9,266,081)	(9,266,081)
Balance at March 31, 2026	5,546	$1	2,263	$-	3,777	$-	4,291,998	$429	$337,266,475	$(42,229)	$(332,977,441)	$4,247,235
* Reflects the 1-for-9 reverse split effected September 5, 2025 and the 1-for-8 effected April 21, 2026.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,266,081)	$(7,567,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624,791	480,376
Accretion of debt discount	9,976	9,895
Amortization of debt issuance cost	111,840	173,447
Capitalized paid-in-kind (PIK) interest	179,939	166,882
Accretion of exit fee	12,600	24,152
Stock-based compensation	225,552	312,679
Change in fair value of warrant liabilities	(3,019)	(50,888)
Change in fair value of November 2024 Debentures	1,188,840	723,926
Loss on extinguishment of debt	929,508	-
Change in fair value of derivative	515,827	-
Non-cash lease expense	91,865	95,247
Changes in operating assets and liabilities:
Accounts receivable	378,683	(115,200)
Other assets	(424,008)	(281,542)
Accounts payable and accrued liabilities	(1,478,833)	(517,629)
Operating lease liabilities	(103,249)	(103,552)
Net cash used in operating activities	(7,005,769)	(6,649,394)

Cash flows from investing activities:
Capital expenditures	-	(47,989)
Acquisition of business, net of cash acquired	-	(3,871,992)
Net cash used in investing activities	-	(3,919,981)

Cash flows from financing activities:
Proceeds from At the Market (ATM) offering, net	2,343,144	19,438,121
Proceeds from November 2024 Debentures	2,960,000	-
Repayment on AmeriState Loan	(26,301)	-
Net cash provided by financing activities	5,276,843	19,438,121

Net change in cash and cash equivalents	(1,728,926)	8,868,746

Cash, cash equivalents and restricted cash, beginning of period	7,616,952	1,238,198
Cash, cash equivalents and restricted cash, end of period	$5,888,026	$10,106,944

Supplemental disclosure of cash flow information:
Cash paid for interest	$53,396	$-
Non-cash investing and financing activities:
Conversion of Term Loan notes and interest to Common Stock	$-	$2,870,573

Series C Preferred Stock issued in exchange for convertible debt	$3,659,502	$-
Conversion of November 2024 Debentures to Common Stock	$283,790	$-
Conversion of Series B Preferred Stock to Common Stock	$15	$-
Conversion of Series C Preferred Stock to Common Stock	$7	$-
Preferred stock dividend	$191,250	$-
Earnout shares for acquisition	$-	$6,864,729
Debt assumed in acquisition	$-	$2,383,382
Accrued purchase price	$-	$3,549,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Liquidity and Going Concern— The Company has incurred recurring losses each year since its inception and currently does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company continues to develop its principal products and conduct research and development activities. The Company currently funds its operations with cash on hand, availability under the November 2024 Debentures (see Note 8 - Notes Payable) and the offer and sale of additional shares of Common Stock under the At The Market Offering Agreement (see Note 24 - Subsequent Events). The Company may require additional liquidity to continue its operations over the next twelve months. While a current investor has expressed an intention to provide financial support, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company's ability to raise capital in an efficient manner. Because of these factors, the Company believes that this creates substantial doubt about the Company's ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements were issued. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
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
On April 21, 2026, the Company effected a 1-for-8 reverse stock split of the shares of the Company's common stock, par value $0.0001 per share. No fractional shares were issued in connection with the reverse stock split, but were instead rounded up to the nearest whole share. The Board of Directors of the Company approved the Certificate of Amendment to meet the share bid price requirements of the NASDAQ Capital Market. The Company’s stockholders authorized the reverse stock split and the Certificate of Amendment at a special meeting held on January 28, 2026.
All common shares and per common share information in these condensed consolidated financial statements have been retroactively adjusted to reflect the 1-for-9 and the 1-for-8 reverse stock splits. All options, warrants and other convertible securities of the Company outstanding immediately prior to the splits have been adjusted in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share.
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
Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) estimates of future costs to complete customer contracts recognized over time, (ii) valuation allowances for deferred income tax assets, (iii) valuation of stock-based compensation awards, (iv) the valuation of conversion options, warrants and earnouts, (v) fair value of the November 2024 Debentures, (vi) the fair value of the SeaTrepid acquisition and (vii) fair value of Preferred Stock. Actual results could differ from those estimates.
Cash and Cash Equivalents – The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts.
Restricted Cash – The Company had restricted cash of $602,796 and $600,342, held by a bank on our behalf as of March 31, 2026 and December 31, 2025, respectively, relating to a custom bond guarantee.
Accounts Receivable, Unbilled Revenues, and Allowance for Credit Losses - With the adoption of the Accounting Standards Update ("ASU") 2016-13 Financial Instruments - Credit Losses (Topic 326), accounts receivable and contract assets are recorded at the invoiced amount and do not typically bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers. At each consolidated balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable and contract assets are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible.
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
The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income in the year of recovery, in accordance with the entity’s accounting policy election. There was no allowance for credit losses as of March 31, 2026 and December 31, 2025.
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
Goodwill – Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to Accounting Standards Codification ("ASC") Topic 350, Intangibles-Goodwill and Other, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative goodwill impairment test. The assessment considers factors such as, but not limited

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
to, macroeconomic conditions, data showing other companies in the industry and our share price. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.
Intangible Assets - Intangible assets consist primarily of trade-names/trademarks, intellectual property and non-compete agreements acquired through the SeaTrepid acquisition. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 15 years.
Impairment of Long-Lived Assets - The Company reviews long-lived assets for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In this assessment, future pre-tax cash flows (undiscounted) resulting from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between its carrying value and estimated fair value. For the three months ended March 31, 2026 and 2025 no property and equipment was impaired.
Segment Reporting - In November of 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Operating segments refer to components of a company that engage in activities for which separate financial information is available and reviewed regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and assessing performance. The CODM reviews the consolidated balance sheets and consolidated statements of operations quarterly and reviews as a single reportable segment. The CODM is the Company's Chief Executive Officer. The Company manages its operations as a single segment because each revenue stream possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance.
Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales. The Company had no product sales for the three months ended March 31, 2026 and 2025, respectively.
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
Leases – The Company’s lease arrangements are operating leases which are capitalized on the consolidated balance sheets as right-of-use (“ROU”) assets and obligations. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. These are recognized at the lease commencement date based on the present value of payments over the lease term. If leases do not provide for an implicit rate, we use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term as the lease payments. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the consolidated balance sheets; and the lease expense on short-term leases is recognized on a straight-line basis over the lease term.
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
Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax asset (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain income tax positions as of March 31, 2026 and December 31, 2025.
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
We have determined that the private warrants sold in a private placement (the “Private Warrants”) and warrants sold to the public (the “Public Warrants”) should be accounted for as liabilities. The Private Warrants and Public Warrants were initially recorded at their estimated fair value on the issuance. They are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (a Level 3 measurement). The Public Warrants are valued using their publicly-traded price at each measurement date (a Level 1 measurement).
We have determined that the SPA Warrants should be accounted for as liabilities. The SPA Warrants were initially recorded at their estimated fair value on the issuance and are then revalued at each reporting date thereafter, with changes in the fair value reported in the consolidated statements of operations. Derivative warrant liabilities are classified in our consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.
Fair Value Election for November 2024 Debentures - The Company has elected to measure its 2% Original Issue Discount Senior Secured Convertible Debentures (the "November 2024 Debentures") at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments – Fair Value Option. This election was made to provide greater transparency and to more accurately reflect the economic value of the November 2024 Debentures in the Company's condensed consolidated financial statements.
Under the fair value option, the November 2024 Debentures are recorded at their estimated fair value at each reporting date, with changes in fair value recognized in earnings within "Other (income) expense" in the Condensed Consolidated

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Statements of Operations. The fair value of the November 2024 Debentures are determined using a Monte Carlo simulation model that uses inputs such as the Company’s stock price (KITT), stock price volatility, risk-free interest rate and conversion terms.

The fair value option eliminates the requirement to separately account for embedded conversion features that would otherwise be bifurcated under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. Instead, all economic impacts of the November 2024 Debentures—including interest, conversion features, and market fluctuations—are captured in the fair value measurement.

The Company believes that the fair value measurement provides a more relevant representation of the liability’s impact on financial position and performance, as it reflects the November 2024 Debentures current economic value and reduces potential measurement inconsistencies.
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
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the three months ended March 31, 2026, sales to two customers accounted for 100% of total revenue. Sales to Customer A accounted for 51.43% of total revenue and sales to Customer B accounted for 48.57% of total revenue. The total balance due from these customers as of March 31, 2026, was zero. During the three months ended March 31, 2025, sales to two customers accounted for 100% of total revenue. Sales to Customer C accounted for 75% of total revenue and sales to Customer D accounted for 25% of total revenue. Total accounts receivable as of December 31, 2025 was made up of three customers. Loss of these customers could have a material adverse impact on the Company.
Reclassifications – Consolidated financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. For the three months ended March 31, 2025, we reclassified $50,000 of franchise tax expense from other expense to general and administrative expense in the consolidated statements of operations to conform to the current year presentation. For the year ended December 31, 2025 we reclassified $331,607 of accrued insurance from accrued liabilities to notes payable in the consolidated balance sheets to conform to current year presentation. The reclassifications did not affect net loss or cash flows as presented, and there were no other reclassifications that materially impacted the consolidated financial statements.
Distinguishing Liabilities from Equity – The Company evaluates financial instruments, including preferred stock, convertible debt, equity line of credit, and warrants to determine whether they should be classified as liabilities or equity in accordance with ASC 480 and ASC 815. For warrants, the Company assesses whether the instrument is indexed to its own stock and meets the equity classification conditions. Instruments that fail equity classification are recorded as liabilities and measured at fair value, with changes recognized in earnings. This assessment is performed at issuance and reassessed each reporting period while outstanding.
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
Accounting Standards issued but not adopted as of March 31, 2026 – In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, an update that improves income statement expense disclosure requirements. Under ASU 2024-03 issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026 and should be applied prospectively. The adoption of ASU 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants (Topic 832), which establishes guidance on the recognition, measurement, presentation and disclosure of government grants received by business entities. The Company does not currently receive government grants within the scope of this guidance. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements and if arrangements in the future meet the definition of a government grant, such arrangements would be evaluated under this provision.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our consolidated financial statements.
3. Revenue
The following table presents the components of our revenue:

	Three months ended March 31,
	2026	2025
Cost plus fixed fee	$82,075	$165,256
Firm fixed-price	77,500	-
Total	$159,575	$165,256
Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.
Contract Balances – As of March 31, 2026, accounts receivable, net totaled $0. There were no allowances for credit losses included in accounts receivable as of March 31, 2026 and December 31, 2025, respectively. Bad debt expense was $0 for the three months ended March 31, 2026 and 2025.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Cash and Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows to the amounts shown in the condensed consolidated balance sheets:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$5,285,230	$10,054,304
Restricted cash	602,796	52,640
Total cash, cash equivalents and restricted cash	$5,888,026	$10,106,944

5. Prepaid Expenses
Prepaid expenses consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid material purchases	$-	$5,400
Prepaid insurance	1,278,151	827,713
Other prepayments	233,659	222,211
Total prepaid expenses	$1,511,810	$1,055,324
6. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	March 31, 2026	December 31, 2025
Land		$444,435	$444,435
Leasehold improvements	5	1,823,586	1,823,586
Property & equipment	3-5 years	11,242,513	11,242,513
Technology hardware equipment	3-5 years	1,973,983	1,973,983
Total		15,484,517	15,484,517
Less accumulated depreciation		(6,703,435)	(6,127,543)
Construction in progress		12,470,796	12,470,795
Total property and equipment, net		$21,251,878	$21,827,769
Depreciation expense for the three months ended March 31, 2026 and March 31, 2025 was $575,891 and $480,376, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued compensation	$355,330	$221,724
Accrued severance	274,038	274,038
Accrued professional fees	96,252	96,786
Accrued sales and property taxes	303,641	202,638
Accrued royalties	337,500	337,500
Accrued audit fees	191,000	531,000
Accrued settlement	219,641	319,546
Other accrued expenses	186,038	233,398
Accrued interest	4,530,112	4,303,157
Accrued purchase liability	3,173,515	3,287,881
Total accrued liabilities	$9,667,067	$9,807,668
On March 20, 2025, the Company completed the acquisition of SeaTrepid International LLC (“SeaTrepid”), an expert in providing subsea robotic services to customers throughout the world, for total consideration of $14,209,810. As of March 31, 2026, a liability of $3,173,515, was outstanding to SeaTrepid payable in cash which was due on September 30, 2025. During the quarter ended March 31, 2026, the Company made partial payments to the sellers and continues to accrue interest on the past due balance based on the initial Asset Purchase Agreement.

8. Notes Payable
Notes payable consisted of the following:

	March 31, 2026	December 31, 2025
November 2024 Debentures - (fair value)	$1,298,728	$163,672
Convertible senior secured term loan	19,824,812	19,284,709
SBA loan	485,300	485,300
AmeriState loan	1,785,026	1,811,327
Insurance Financing	603,272	331,607
Total	23,997,138	22,076,615
Less: debt discount, net	(16,249)	(26,225)
Less: capitalized debt issuance costs	(209,524)	(321,004)
2023 Term Loan Agreement exit fee provision	128,238	115,638
Total notes payable	$23,899,603	$21,845,024

November 2024 Debentures (principal amount)	$960,000	$100,000

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

November 2024 Debentures
On November 4, 2024, the Company entered into a Securities Purchase Agreement with ATW Special Situations I LLC ("ATW I"), pursuant to which ATW I purchased, in a private placement, $1,150,000 in principal amount of debentures, with an option to purchase up to an additional aggregate of $20,000,000 in principal amount of senior secured convertible debentures (the “November 2024 Debentures”). On December 11, 2024, ATW I purchased, in a private placement, $1,000,000 in principal amount of debentures.

The November 2024 Debentures provide for, among other items: (a) an interest rate of the Prime Rate published in the Wall Street Journal plus 2% per annum, payable quarterly and added to the principal amount of the November 2024 Debentures, and/or in cash, at the Company’s option; (b) conversion by the holder into shares of the Company’s Common Stock at any time (subject to limitations on conversion described therein); (c) a conversion price of $88.56 (subject to adjustment as provided therein) with shares of the Company’s Common Stock issuable on conversion determined by dividing 120% of the applicable “conversion amount” (as defined in the November 2024 Debentures) by the conversion price; (d) an alternate conversion price at the lower of (1) $88.56 (subject to adjustment as provided therein) and (2) the greater of a floor price of $17.71 (subject to adjustment as provided therein) and 98% of the lowest VWAP of the Company’s shares of Common Stock during the applicable 10-trading day period (subject to payment in cash if the applicable VWAP calculation is less than the floor price); (e) a maturity date of September 9, 2026, and (f) an option by the holder to extend the maturity date by an additional year. The Company has elected to add the interest payable to the principal amount of the November 2024 Debentures.

In addition, the exercise price of the November 2024 Debentures is subject to customary anti-dilution adjustments, and, in the case of a subsequent equity sale at a per share price below the exercise price, the exercise price will be adjusted to such lower price.

On February 9, 2026 and March 10, 2026, the Company issued Senior Secured Convertible Debentures Due 2026 to ATW Special Situations II LLC ("ATW II"), in aggregate principal amount of $1,960,000 and $1,000,000, respectively, pursuant to the Securities Purchase Agreement dated November 4, 2024.

During the three months ended March 31, 2026, November 2024 Debentures with a principal value of $100,000 and fair value of $283,790, were converted into 27,932 shares of Common Stock. During the three months ended March 31, 2026, November 2024 Debentures with a principal value of $2,000,000 and fair value of $2,729,994, were exchanged into 2,023 shares of Series C Preferred Stock. The fair value of the Series C Preferred Stock was $3,659,502 and a loss on extinguishment of debt of $929,508 was reported in the condensed consolidated statements of operations for the three months ended March 31, 2026.
The fair value of the November 2024 Debentures at March 31, 2026 and December 31, 2025 was estimated at $1,298,728 and $163,672, respectively, using Monte Carlo simulations with the following assumptions at March 31, 2026: stock price of $4.00, a risk free rate of 3.72% implied volatility of 196% and a remaining term of 0.44 years and assumptions at December 31, 2025: stock price of $6.16, a risk free rate of 3.55% implied volatility of 154% and a remaining term of 0.69 years. A loss on change in fair value of $1,188,840 and $723,926 was reported in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively. The principal amount of the November 2024 Debentures at March 31, 2026 and December 31, 2025 was $960,000 and $100,000, respectively.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Convertible Senior Secured Term Loan
On September 18, 2023, the Company entered into a convertible senior secured term loan agreement, the "2023 Term Loan Agreement", with ATW II as collateral agent (in such capacity, the “Collateral Agent”) and lender, and Transocean Finance Limited, ATW I, Material Impact Fund ("MIF"), and RCB, as lenders.
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
The Loans are convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the Loans are no longer outstanding, at a conversion rate equal to the outstanding principal amount of the Loans to be converted divided by a conversion price of $15,552 per share of Common Stock (the “Conversion Price”), subject to certain customary anti-dilution adjustments as described in the 2023 Term Loan Agreement.
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
The 2024 Loans were convertible, in whole or in part, at the option of each Lender into shares of Common Stock until the date that the 2024 Loans are no longer outstanding. On January 3, 2025, the Company voluntarily reduced the conversion price of the loans under the 2024 Term Loan Agreement dated as of January 30, 2024 to $114.48, in accordance with the original terms and provisions of the note agreement.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The principal amounts outstanding on the Senior Secured Convertible Term Loan as of March 31, 2026 to related parties ATW II, ATW III and MIF was $9,158,251, $1,222,518 and $4,444,042, respectively. The principal amount outstanding on the convertible senior term loans as of December 31, 2025 to related parties ATW II, ATW III and MIF was $2,687,981, $7,197,668, and $4,399,060, respectively.
Term Loan Note Conversions
During the three months ended March 31, 2025, ATW I and ATW II converted Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 25,075 shares of Common Stock.
Interest expense includes the following relating to the Senior Secured Convertible Term Loan:

	Three months ended March 31,
	2026	2025
Debt discount amortization	$9,976	$9,895
Amortization of debt issuance costs	111,840	173,447
Provision for bridge note exit fee	12,600	24,152
Capitalized paid-in-kind (PIK) interest	179,939	166,882
For the three months ended March 31, 2026 interest expense attributable to related parties ATW II, ATW III and MIF, on the Senior Secured Convertible Term Loan was $95,255, $27,000 and $116,479. For the three months ended March 31, 2025 interest expense attributable to related parties ATW I, ATW II, ATW III and MIF was $58,609, $140,514, $25,000 and $4,167, respectively.
Small Business Association Loan (SBA)

On June 19, 2020, SeaTrepid entered into a term loan with the US Small Business Administration in response to the COVID-19 pandemic. The loan amount is $485,300 with an annual interest rate of 3.75%, and a maturity date of June 19, 2050. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan, with an outstanding principal of $485,300 as of March 31, 2026, is now an obligation of the Company. The loan is secured by collateral which includes all tangible and intangible property of SeaTrepid. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement. As of March 31, 2026, the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before June 30, 2026, the outstanding loan balance has been classified as a current liability.

AmeriState Loan

On August 17, 2017, SeaTrepid entered into a term loan with AmeriState Bank. The loan amount was $2,335,000 with an annual interest rate of prime plus 2.5%, and a maturity date of May 4, 2036. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan with an outstanding principal of $1,785,026 as of March 31, 2026 is now an

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
obligation of the Company. The loan is secured by collateral which includes all assets of SeaTrepid. The loan agreement includes customary affirmative and negative covenants, including financial covenants that require SeaTrepid to maintain a maximum Debt-to-Net Worth Ratio of 9.0 to 1.0 and a minimum Debt Service Coverage Ratio of 1.0 to 1.0, measured annually. The agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, compensate officers and owners, invest in fixed asset purchases, and dispose of collateral without the consent of the bank. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement and as such constitutes a non compliance with the financial covenants related to the debt-to-net worth ratio and debt service coverage ratio. As of March 31, 2026 the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before June 30, 2026, the outstanding loan balance has been classified as a current liability.

Insurance Financing

The Company finances certain insurance premiums through premium finance agreements with third-party lenders. The agreements are generally collateralized by the underlying insurance policies and require monthly installment payments over terms of twelve months or less.

At March 31, 2026, the outstanding balance under the agreements was $603,272, with interest rates ranging from 7.15% to 7.69%. The agreements mature at various dates through the fourth quarter of 2026.

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
In July 2023, the Company entered into an operating lease for office space in Scotland. The lease had a term of 5 years with two options to extend. The Company’s secured borrowing rate of 15% was used to determine the present value of the lease payments and establish the right-of-use asset and lease liability at lease inception for this lease. During the fourth quarter of 2025 management agreed early termination of the lease with the landlord.
The Company’s other operating leases include leases for certain office equipment.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the Company’s lease costs which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2026	2025
Fixed lease expense	$103,329	$122,318
Variable lease expense	14,873	72,194
Total operating lease expense	118,202	194,512
Short-term lease expense	7,650	7,857
Total lease expense	$125,852	$202,369
Cash paid for operating leases was $91,865 and $95,247 for the three months ended March 31, 2026, and 2025, respectively.
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, net	$467,140	$559,005

Current portion of operating lease liabilities	446,572	434,200
Long-term operating lease liabilities	87,925	203,547
Total operating lease liabilities	$534,497	$637,747
For operating lease assets and liabilities, the weighted average remaining lease term was 2.5 years and 2.7 years as of March 31, 2026, and December 31, 2025, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 10.5% as of March 31, 2026, and December 31, 2025, respectively.
The following table presents the Company’s maturities of lease liabilities as of March 31, 2026:

2026 (excluding the 3 months ended March 31, 2026)	$309,986
2027	310,855
2028	3,477
2029	3,477
2030	2,897
Total lease payments	630,692
Total present value discount	(96,195)
Operating lease liabilities	$534,497
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

As of March 31, 2026 and December 31, 2025, goodwill totaled $9,600,745. The Company did not have any goodwill recorded on its consolidated balance sheets prior to this acquisition.

The Company evaluates goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. No indicators of impairment were identified through the first quarter of 2026.
12. Intangible Assets
Intangible assets consisted of the following:

		March 31, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename- Trademark	15 years	$687,300	$47,175	$640,125
Intellectual property	5 years	731,900	150,708	581,192
Non-Competes	3 years	10,200	3,501	6,699
Total intangible assets		$1,429,400	$201,384	$1,228,016
Amortization expense for the three months ended March 31, 2026 was $48,900.
The following table presents the Company's estimated future amortization expense:

Years ending December 31,	Amount
2026 (excluding the 3 months ended March 31, 2026)	$146,700
2027	195,600
2028	192,949
2029	192,200
2030	78,087
2031	45,820
Thereafter	376,660
Total	$1,228,016
13. Income Taxes
Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the three months ended March 31, 2026, or 2025, respectively. The Company has a full valuation allowance against its net deferred tax assets as of March 31, 2026, and December 31, 2025, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Preferred Stock
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
Management has elected to capitalize dividends on each dividend date, which is the first Trading Day of the quarter after to which the dividend relates. During the three months ended March 31, 2026, dividends relating to the Series A, B and C Preferred Stock of $71,958, $71,399 and $16,753, respectively, were capitalized. The stated value of the Series A, B and C Preferred Stock increased to $1,050.95, $1,040.66 and $1,007.78, respectively. At March 31, 2026, dividends payable of $72,857, $58,875 and $46,456 relating to Series A, B and C Preferred Stock, respectively, were reported under other creditors in the Condensed Consolidated Balance Sheets. At December 31, 2025, dividends payable of $71,958, $71,399 and $16,753 relating to Series A, B and C Preferred Stock, respectively, were reported under other liabilities in the Condensed Consolidated Balance Sheets.
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
Conversion at Option of Holder
At any time from and after the first date of issuance of any Preferred Shares, each holder of Preferred Stock may convert all, or any part, of the outstanding Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares” herein) at the fixed “Conversion Price” of $7.60 for Series C, and $4.7520 for Series A and B respectively, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. The amounts to be converted include unpaid dividends and other charges for the Preferred Shares.
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
• the Conversion Price; and
• the greater of:

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
◦the floor price of $1.52, $13.22 and $17.71 for Series C, B and A Preferred Stock respectively (the “Floor price”); and
◦98% of the lowest volume weighted average price ("VWAP") of the Common Stock during the 10 consecutive trading days immediately prior to such conversion.

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

For the purposes of this Section, the “lowest price per share for which one share of Common Stock is at any time issuable upon the conversion, exercise or exchange thereof or otherwise pursuant to the terms thereof” shall be equal to (1) the lower of (x) the sum of the lowest amounts of consideration (if any) received or receivable by the Company with respect to one share of Common Stock upon the issuance or sale (or pursuant to the agreement to issue or sell, as applicable) of the Convertible Security and upon conversion, exercise or exchange of such Convertible Security or otherwise pursuant to the terms thereof; and (y) the lowest conversion price set forth in such Convertible Security for which one share of Common Stock is issuable (or may become issuable assuming all possible market conditions) upon conversion, exercise or exchange thereof or otherwise pursuant to the terms thereof, minus (2) the sum of all amounts paid or payable to the holder of such Convertible Security (or any other Person) with respect to any one share of Common Stock upon the issuance or sale (or the agreement to issue or sell, as applicable) of such Convertible Security plus the value of any other consideration received or receivable (including, without limitation, any consideration consisting of cash, debt forgiveness, assets or other property) by, or benefit conferred on, the holder of such Convertible Security (or any other Person).

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Series A Convertible Preferred Stock - A total of 5,546 shares of Series A Convertible Preferred Stock were outstanding as of March 31, 2026 of which 5,342 and 204 were held by related parties MIF and SLS Family Irrevocable Trust ("SLS"), respectively.
During the three months ended March 31, 2025, ATW I and SLS converted 13,188 and 2,000 shares of Series A Preferred Shares into 188,676 and 33,800 shares of Common Stock, respectively.
Series B Convertible Preferred Stock - A total of 2,263 shares of Series B Convertible Preferred Stock were outstanding at March 31, 2026, held by related party ATW II.
During the three months ended March 31, 2026, ATW II converted 550 Series B Convertible Preferred Stock into 146,781 shares of Common Stock.
Series C Convertible Preferred Stock - A total of 3,777 shares of Series C Convertible Preferred Stock were outstanding at March 31, 2026, held by related party ATW I.
During the three months ended March 31, 2026, November 2024 Debentures with a principal value of $2,000,000 and fair value of $2,729,994, were exchanged into 2,023 shares of Series C Preferred Stock. The fair value of the Series C Preferred Stock was $3,659,502 and a loss on extinguishment of debt of $929,508 was reported in the condensed consolidated statements of operations for the three months ended March 31, 2026.
During the three months ended March 31, 2026, 400 Series C Convertible Preferred Stock were converted into 67,320 shares of Common Stock.
Series D Convertible Preferred Stock
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

On or prior to the first milestone closing, the Company will designate 50,000 shares of the Company’s authorized and unissued preferred stock as Series D Preferred Stock and establish the rights, preferences and privileges of the Series D Preferred Stock pursuant to the Certificate of Designations of Series D Preferred Stock (the “Certificate of Designations”), to be filed with the Secretary of State of the State of Delaware.

As of March 31, 2026 no Series D Preferred Shares have been issued as no services have been provided or exchanges made under the agreement as of the date of the issuance of these financial statements.

Warrants

The Warrants, when issued pursuant to the Purchase Agreement, are immediately exercisable upon issuance and will expire on the fifth anniversary of the original issuance date. The Warrants have an initial exercise price equal to $8.90, subject to certain adjustments as described in the Warrant.

A Warrant holder will not have the right to exercise any portion of the Warrants to the extent that, after giving effect to such conversion, the holder would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the number of shares of the Common Stock outstanding immediately after giving effect to such conversion.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15. Common Stock
In October 2025, the Company filed a prospectus supplement to its shelf registration statement on Form S-3 (File No. 333-284675), initially filed with the SEC on February 3, 2025 registering the sale of up to $92 million of its common stock pursuant to its ATM offering program. During the three months ended March 31, 2026, we issued and sold 364,264 shares, for gross proceeds of $2,464,316 and net proceeds of $2,343,144 after deducting commissions and offering expenses totaling $121,172. At March 31, 2026, $83,572,157 remains available for issuance under the Company's ATM program pursuant to the prospectus supplement filed on October 31, 2025 under a registration statement on Form S-1. During the three months ended March 31, 2025, the Company conducted ATM offerings to offer and sell shares of its common stock for an aggregate offering price of up to $20,189,798. Under this offering we issued and sold 104,012 shares for gross proceeds of $20,141,905 and net proceeds of $19,438,121 after deducting commissions and offering expenses totaling $703,784.
During the three months ended March 31, 2026, 550 Series B Convertible Preferred Stock and 400 Series C Convertible Preferred Stock were converted into 146,781 and 67,320 shares of Common Stock, respectively.
During the three months ended March 31, 2026, November 2024 Debentures with a principal value of $100,000 and fair value of $283,790, were converted into 27,932 shares of Common Stock.
During the three months ended March 31, 2025, ATW I and SLS converted 13,188 and 2,000 shares of Series A Preferred Shares into 188,676 and 33,800 shares of Common Stock, respectively. During the three months ended March 31, 2025, ATW I and ATW II converted Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 25,075 shares of Common Stock.
CleanTech Merger Earnout Shares
Following the closing of the Merger between CleanTech, Merger Sub and Nauticus Robotics Holdings on September 9, 2022, former holders of shares of Nauticus Robotics Holdings’ Common Stock (including shares received as a result of the Nauticus Preferred Stock Conversion and the Nauticus Convertible Notes Conversion) are entitled to receive their pro rata share of up to 2,894 Earnout Shares which are held in escrow. The Earnout Shares will be released from escrow upon the occurrence of the following (each a “triggering event”):
i.one-half of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $38,880 per share over any 20 trading days within a 30-day trading period;
ii.one-quarter of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $45,360 per share over any 20 trading days within a 30-day trading period; and
iii.one-quarter of the Earnout Shares will be released if, within a 5-year period from September 9, 2022, the volume-weighted average price of our Common Stock equals or exceeds $51,840 per share over any 20 trading days within a 30-day trading period.
As of March 31, 2026, the earn out targets have not been achieved and the Earnout Shares remain in escrow.
SeaTrepid Acquisition Earnout Shares
The acquisition of SeaTrepid on March 20, 2025 included a contingent consideration arrangement in which the Company agreed to issue shares of its common stock to the sellers of SeaTrepid, subject to the achievement of $4 million of business revenue for the year ended December 31, 2025. As of December 31, 2025, the earnout target was achieved and 83,944 shares of Common Stock were issued to the sellers of SeaTrepid in March 2026.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16. Warrants
Public Warrants – As of March 31, 2026 there were 11,779,167 Public Warrants outstanding. For every 2,592 Public Warrants, the holder is entitled to purchase one share of Common Stock at a price of $11.50, subject to adjustment. However, no Public Warrants will be exercisable for cash unless we have an effective and current registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock. The Public Warrants expire on September 9, 2027, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.
We may redeem the outstanding Public Warrants, in whole and not in part, at a price of $0.01 per warrant:
•at any time after the Public Warrants become exercisable,
•upon not less than 30 days’ prior written notice of redemption to each warrant holder,
•if, and only if, the reported last sale price of the shares of Common Stock equals or exceeds $42,768 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events), for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, and
•if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.
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
The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2026 and December 31, 2025 at $1,769 and $1,612, respectively, based on their publicly-traded price. For the three months ended March 31, 2026 and 2025, the Company reported a gain and loss in value of the Public Warrants of $157 and $11,263, respectively. The change in fair value of the Public Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
Private Warrants – We assumed 4,020,833 Private Warrants, which are not publicly traded, on September 9, 2022. These remained outstanding as of March 31, 2026. For every 2,592 Private Warrants, the holder is entitled to purchase one share of Common Stock at an exercise price of $11.50 and is identical in all material respects to the Public Warrants except that the Private Warrants are exercisable for cash (even if a registration statement covering the shares of Common Stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Warrants purchased by CleanTech Investments, LLC are not exercisable after 5 years as long as Chardan Capital Markets, LLC or any of its related persons beneficially own these Private Warrants.
The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of March 31, 2026 and December 31, 2025 at $647 and $589, respectively. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $4.00, no assumed dividends, a risk-free rate of 3.73%, implied volatility of 275.0%, and a remaining term of 1.44 years. The gain and loss in fair value of the Private Warrants during the three months ended March 31, 2026 and 2025 of $58 and $4,977, respectively, and was reported with other (income) expense in our consolidated statements of operations.
SPA Warrants – On September 9, 2022 and pursuant to the Securities Purchase Agreement, we issued an aggregate 1,127 Original SPA Warrants to the SPA Parties. Upon issuance, each whole Original SPA Warrant was exercisable over its 10-

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
year term for one share of Common Stock at a price of $51,840 per share, subject to certain adjustments including full ratchet anti-dilution price protections.
On June 22, 2023, we entered into the Letter Agreements with the SPA Parties (the “Letter Agreements”), pursuant to which the SPA Parties (also being the holders of the Original SPA Warrants) agreed to amend the exercise price of the Original SPA Warrants, which, since issuance, had been exercisable to purchase an aggregate 1,127 shares of Common Stock in exchange for the Company’s agreement to (i) lower the exercise price of the Original SPA Warrants to a weighted average of $8,502 per share, with multiple tranches priced between $5,288 and $12,027 per share, and (ii) upon the SPA Parties’ exercise of the Amended SPA Warrants, issue New SPA Warrants to the SPA Parties to purchase, in the aggregate, up to 1,127 shares of Common Stock.
During any period when we shall have failed to maintain an effective registration statement covering the shares of Common Stock issuable upon exercise of the Amended SPA Warrants, the registered holder may exercise its Amended SPA Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act.
The New SPA Warrants will be (and, with respect to those already issued, are) substantially in the form of the Amended SPA Warrants as described above except that the New SPA Warrants (i) have an exercise price of $51,840 per share (including, for purposes of clarification, full-ratchet anti-dilution on the exercise price and number of underlying shares issuable based on the aggregate exercise price using $51,840 as the base exercise price), (ii) are immediately exercisable upon issuance, and (iii) are exercisable until September 9, 2032.
Unless context otherwise requires, the term “SPA Warrants” means (i) before the entry into the Letter Agreements, the Original SPA Warrants, and (ii) upon and following the entry into the Letter Agreements, (a) the Amended SPA Warrants, and (b) the New SPA Warrants.
The SPA Warrants, which are accounted for as liabilities in our consolidated balance sheets, were valued as of March 31, 2026 and 2025 at $5,846 and $9,080, respectively, and were estimated using a Black-Scholes valuation model using the following assumptions: stock price $4.00, implied volatility of 151.4%, and remaining term of 6.5 years. The change in the value of the SPA Warrants during the three months ended March 31, 2026 and 2025 was a loss and gain of $3,235 and $67,128, respectively, and was reported with other (income) expense in our consolidated statements of operations.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17. Equity Purchase Facility Agreement and Derivative Liability
On October 24, 2025, the Company entered into an equity purchase facility agreement (the “EPFA”) and a registration rights agreement (the “Registration Rights Agreement”) with a certain institutional investor (“Investor”), pursuant to which the Investor has committed to purchase up to $250 million of the Company’s common stock, par value $0.0001 per share.

Upon the terms and subject to the satisfaction of the conditions set forth in the EPFA, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $250 million (the “Commitment Amount”) in shares of Common Stock. Such sales of Common Stock by the Company, if any, are subject to certain limitations set forth in the EPFA, and may occur from time to time, at the Company’s sole discretion, over a period of up to 24 months, commencing on the date of the EPFA (such period, the “Commitment Period”).

During the Commitment Period, the Company may from time to time, by written notice delivered by the Company to the Investor (each, an “Advance Notice”), direct the Investor to purchase a number of shares of Common Stock up to the Maximum Advance Amount (as defined therein) as set forth in the Advance Notice, subject to limitations and adjustments as set forth in the EPFA. The prices at which such shares will be sold will be based on the applicable Market Price (as defined therein). Unless earlier terminated as provided under the EPFA, the term of the facility provided under the EPFA expires on the earlier to occur of (i) the first day of the next month following the 24-month anniversary of the first trading date after the date of the EPFA (the “Effective Date”), (ii) the date on which the Investor shall have made payment of Advances (as defined therein) pursuant to the EPFA for shares of Common Stock equal to the Commitment Amount and all shares of Common Stock purchased pursuant to the EPFA have been delivered, and (iii) the date on which the Company announces or publicly discloses a material restatement of its consolidated financial statements for two or more fiscal quarters (the “Lapsed Registration Termination”).

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

The Company evaluated the EPFA under ASC 815, Derivatives and Hedging, and concluded that the EPFA meets the definition of a derivative instrument. The Company further determined that the EPFA does not qualify for the scope

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
exception for contracts indexed to and settled in the Company’s own stock under ASC 815-40 due to certain provisions that adjust the number of shares deliverable based on trading volume and other factors that are not inputs to the fair value of a fixed-for-fixed equity instrument. Accordingly, the EPFA is accounted for as a freestanding derivative instrument and is measured at fair value at each reporting date, with changes in fair value recognized in earnings.

As of December 31, 2025, the Company determined that the fair value of the derivative associated with the EPFA was de minimis due to the low likelihood of utilization, the absence of any outstanding advances, and the Company’s discretion over whether to access the EPFA. As of March 31, 2026, the Company recorded a derivative liability of $515,827 related to the EPFA. The increase in fair value during the three months ended March 31, 2026 was primarily attributable to an increase in the likelihood that the Company may utilize the EPFA, driven by increased liquidity needs and changes in market conditions affecting the Company’s stock price.

The Company recognized a loss on derivative of $515,827 during the three months ended March 31, 2026 related to the change in fair value of the derivative liability, which is included in the condensed consolidated statements of operations within other (expense) income, net.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Stock-Based Compensation
Our 2022 Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units (“RSU”s), restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock, or a combination thereof. Total stock-based compensation expense including options and RSUs for the three months ended March 31, 2026, net of forfeiture adjustments, totaled $225,552 and $312,679, respectively.
19. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $43,848 and $55,003 for the three months ended March 31, 2026, and 2025, respectively.
20. Related Party Transactions
ATW I, ATW II, ATW III, MIF and SLS are considered related parties as they can significantly influence the management of the Company, and we require their consent on all material transactions. Further, MIF is considered a related party as Adam Sharkawy is a member of the Board of Directors of the Company and the founder and managing partner of MIF.
SPA Warrants – The SPA Warrants are held by related parties ATW I, MIF and SLS (see Note 16 – Warrants).
November 2024 Debentures - The November 2024 debentures are held by ATW II (see Note 8 - Notes Payable).
Senior Secured Convertible Term Loan - The Senior Secured Convertible Term Loan includes amounts outstanding to related parties, ATW II, ATW III and MIF (see Note 8 - Notes Payable).
Series A, B and C Convertible Preferred Stock - The Series A, B and C Convertible Preferred Stock is held by related parties ATW I, ATW II, MIF and SLS (see Note 14 - Preferred Stock).
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. On July 25, 2025, the Board appointed Jimena Begaries, also a Flexible Consulting LLC employee, as the Interim Chief Financial Officer succeeding Victoria Hay. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company for the three months ended March 31, 2026 and 2025 was $250,000 and $332,994, respectively. Accounts payable included $40,000 and $45,000 due to Flexible Consulting, LLC at March 31, 2026 and December 31, 2025, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
21. Loss Per Share
Following is the computation of loss per basic and diluted share:

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(9,266,081)	$(7,567,187)
Preferred stock dividend	(191,250)	-
Net loss attributable to Common Stockholders	$(9,457,331)	$(7,567,187)
Denominator:
Weighted average shares used to compute basic LPS	3,840,563	381,215

Basic and diluted loss per share	$(2.46)	$(19.85)

Anti-dilutive securities excluded from shares outstanding:
Stock options	89	241
Restricted and performance stock units	1,331	1,972
Warrants	7,575	7,576
Earnout shares	2,894	2,894
SeaTrepid earnout shares	-	83,944
Convertible debt	328,448	107,909
Series A, B and C Convertible Preferred Stock	2,667,569	268,916
Total	3,007,906	473,452
Basic loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.
In computing the loss attributable to common shareholders, the Company deducts dividends on its preferred stock in accordance with ASC 260, Earnings Per Share. For the three months ended March 31, 2026, total preferred dividends of $191,250 were deducted from net loss, consisting of $13,062 of dividends that were capitalized and added to the stated value of the preferred stock in accordance with the Certificates of Designation; and $178,188 of dividends that were accrued but unpaid as of March 31, 2026.

Total preferred dividends increased the loss attributable to common shareholders for purposes of calculating basic and diluted earnings per share.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The estimated fair values of accounts receivable, contract assets, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity or time to maturity of these instruments. Notes payable with related parties may not be arm's-length transactions and therefore may not reflect fair value.
The Company elected to measure the November 2024 Debentures at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments - Fair Value Option. The fair value of the November 2024 Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. At March 31, 2026, the following assumptions were used in order to estimate the fair value of the November 2024 Debentures: stock price of $4.00, a risk free rate of 3.72%, implied volatility of 196% and a remaining term of 0.44 years.
The fair value of the Public, Private and SPA Warrants are measured at each reporting date in accordance with ASC 820-10. The Public Warrants were valued based on their publicly-traded price. The Private and SPA Warrants are considered Level 3 measurements as they involve significant unobservable inputs.
The fair value of notes payable acquired approximated their carrying values at the acquisition date as the Company plans to pay off the notes in the short-term. The fair values of working capital items, including cash, accounts receivable, accounts payable, and accrued expenses, approximated their carrying values at the acquisition date due to their short-term nature. These items are not presented in the table below.
The Company measures the derivative liability associated with the EPFA at fair value on a recurring basis. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the derivative liability was estimated using a Probability Weighted Expected Return Model ("PWERM") valuation model that incorporates probability-weighted scenarios regarding the Company’s expected utilization of the EPFA. The valuation model incorporates both observable and unobservable inputs at March 31, 2026 including stock price of $4.00, discount rate of 9.17%, expected timing and frequency of potential draws under the EPFA and probability of utilization. The probability of utilization represents a significant unobservable input and reflects management’s assessment of the likelihood that the Company will access the EPFA during its term. As of March 31, 2026, this probability increased compared to December 31, 2025, primarily due to increased liquidity needs and declines in the Company’s stock price, which resulted in a corresponding increase in the fair value of the derivative liability.
The fair value of the 2,023 Series C Preferred Stock was measured on the exchange date of March 27, 2026 in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. The following assumptions were used in order to estimate the fair value of the Series C

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Preferred Stock at March 27, 2026: stock price of $4.24, risk free rate of 3.77%, implied volatility of 152%, and remaining term of 1.01 years.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring and non-recurring basis and the related activity for periods presented:

	Fair Value as of March 31, 2026				Fair Value as of December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
November 2024 Debentures	$1,298,728	$-	$-	$1,298,728	$163,672	$-	$-	$163,672
Derivative liability	$515,827	$-	$-	$515,827	$-	$-	$-	$-

Public Warrants	$1,769	$1,769	$-	$-	$1,612	$1,612	$-	$-
Private Warrants	$647	$-	$-	$647	$589	$-	$-	$589
SPA Warrants	$5,846	$-	$-	$5,846	$9,080	$-	$-	$9,080
Total warrant liability	$8,262	$1,769	$-	$6,493	$11,281	$1,612	$-	$9,669

Non-recurring fair value instruments:
Series C Preferred Stock at March 27, 2026	$3,659,502	$-	$-	$3,659,502
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities categorized within Level 3:

	November 2024 Debentures	Warrant Liability	Derivative Liability
Balance, December 31, 2024	$2,583,832	$172,833	$-
Change in fair value of November 2024 Debentures	723,926	-	-
Change in fair value of warrant liabilities	-	(62,151)	-
Balance March 31, 2025	$3,307,758	$110,682	$-

Balance, December 31, 2025	$163,672	$9,669	$-
Issuance of November 2024 Debentures	2,960,000	-	-
Fair value conversion of November 2024 Debentures to Common Stock	(283,790)	-	-
Exchange of November 2024 Debentures to Series C Preferred Stock	(2,729,994)	-	-
Change in fair value of November 2024 Debentures	1,188,840	-	-
Change in fair value of warrant liabilities	-	(3,176)	-
Change in fair value of derivative liability	-	-	515,827
Balance, March 31, 2026	$1,298,728	$6,493	$515,827

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

24. Subsequent Events
ATM offering
From April 1, 2026 to May 14, 2026, the Company has conducted ATM offerings to offer and sell shares of the Company's Common Stock. Under this offering we issued and sold 422,902 shares, for gross proceeds of $1,281,488 and net proceeds of $1,240,248 after deducting commissions and offering expenses totaling $41,240.
Series B and C Preferred Stock Conversions
From April 1, 2026 to May 14, 2026, 250 and 325 shares of Series B and C Preferred Stock were converted into 67,436 and 165,026 shares of Common Stock, respectively.
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
Nasdaq Compliance Letter
On April 27, 2026, the Company received a formal notice from The Nasdaq Capital Market ("Nasdaq") confirming that the Company has demonstrated compliance with all continued listing requirements through the end of the Nasdaq Hearing Panel's jurisdiction, which expired on April 14, 2026.

Second Amendment to the 2023 Term Loan Agreement

On May 11, 2026, the Company entered into a Second Amendment to the 2023 Term Loan Agreement, dated September 18, 2023, with each Lender, pursuant to which the conversion price was reduced to $2.20 for the period ending on May 21, 2026.

November 2024 Debentures

On May 12, 2026, the Company issued November 2024 Debentures to an institutional investor, in aggregate principal amount of $1,556,122, which are convertible into 204,753 shares of Common Stock of the Company calculated at a conversion price of $7.60, pursuant to the Securities Purchase Agreement dated November 4, 2024.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Overview

Nauticus Robotics, Inc. (the “Company,” “our,” “us” or “we”) is a developer of ocean robots, cloud software and intelligent services that transform operations in offshore energy, environmental monitoring, and defense. Our principal corporate offices are located in Webster, Texas. Our portfolio includes fully autonomous underwater vehicles ("AUVs"), remotely operated vehicles (“ROVs”), electric robotic manipulators, and the Nauticus ToolKITT™ software platform. Our technology solutions position us at the forefront of the global shift toward autonomy.

Our flagship autonomous vehicle, Aquanaut®, provides advantages over conventionally tethered ROVs and traditional AUVs. Leveraging advanced thruster configurations, a streamlined hull, payload capacity, and integrated electric manipulation, Aquanaut® performs complex subsea tasks with efficiency, precision, and minimal surface support. Nauticus ToolKITT™—our intelligent control and autonomy software—extends this capability across platforms, enabling robots to sense, decide, and act autonomously. Nauticus ToolKITT™ has already been deployed on third-party ROVs and is gaining traction as a transformative solution for inspection, maintenance, and intervention services. The Olympic Arm™ is a fully electric subsea manipulator designed for complex intervention tasks on both work-class ROVs and Aquanaut® . Its patented electric actuators replace traditional hydraulic systems. A next-generation manipulator is also under development to address known use cases requiring a less complex solution. These technologies, coupled with the integration of the SeaTrepid acquisition in March 2025, position Nauticus at the forefront of the industry’s shift toward autonomy.

Recent Developments

We continued into the first quarter of 2026 with significant momentum, strengthened by both strategic execution and market penetration:
•Operational Deployments – During the quarter, our ROV fleet continued preparations for upcoming projects. One ROV completed system integration testing (SIT) for an upcoming project and is scheduled to mobilize in May 2026. This unit also has several potential opportunities with windfarm operators during the next quarter. Our second ROV remained in Louisiana to continue preparations for work planned in the Gulf of America in the following quarter. Aquanaut Vehicle 1 remained in Florida, where it advanced client-driven workflow testing related to vertical inspection capabilities, including autonomous mooring-line behaviors. Aquanaut Vehicle 2 also remained in Florida and continued system testing and preparation activities in advance of offshore deployment.
•Industry Recognition – Development of the next-generation manipulator continued during the quarter. The initial design of the fit-for-purpose electric manipulator was completed, and the team began sourcing components for the first prototype. Interest in the manipulator has continued to support broader discussions around the Aquanaut® platform as a differentiating technology. Recent engagement has been driven primarily by defense sector stakeholders evaluating the potential integration of the Aquanaut® vehicle with an electric manipulation system.
•Integration Progress – SeaTrepid integration is delivering tangible results. The combined ROV and Aquanaut® fleet is enabling us to engage a broader customer base, increase utilization, and expand into new geographies.
•Customer and pipeline updates – Market response to our expanded service offerings remains overwhelmingly positive. Oil‑and‑gas and environmental‑agency customers are requesting operational windows within our Gulf Coast schedule. Customers continue to approach us for additional commercial work and also to sponsor additional testing and development to further expand our value proposition.

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

Aquanaut® achieved several milestones during the quarter. Vehicle 2 has completed over 500 hours of in-water testing on client driven workflows. The system has performed over 200 successful vertical inspection behaviors on mooring lines. These tests are small in scale, but relate directly to offshore operations, and have prepared the vehicle behaviors for offshore testing. Data from these tests are guiding software and engineering improvements and expanding our technical lead in untethered operations.

Nauticus ToolKITT™ commercialization remains on track. The software was exercised extensively during deepwater tests in 2025, and in testing at our location in Florida in Q4 2025 and Q1 2026, where we trained new autonomous behaviors to expand scope and improve reliability, repeatability, and usability. We continue to advance the software developed for Nauticus' ROVs and will continue to demonstrate the value of autonomy on traditional ROVs. This is advancing commercial discussions with existing and new clients to deploy Nauticus ToolKITT™ for a wider range of missions and on customer ROVs.

Following the closing of our Joint Manufacturing and Sales Agreement with Forum Energy Technology in Q4 of 2025, we continue to mature the Olympic Arm™ program as we jointly move towards a commercial product targeting the entire ROV market.

The smaller, observation work-class ROV and AUV markets' demand for a next-generation compact, fully electric manipulator remains strong, and we intend to capitalize on that demand as development proceeds.

Conclusion

The first quarter of 2026 set a strong technical and strategic foundation for the year. Customer demand remains robust across the oil and gas, wind, and environmental sectors, and our services pipeline is healthy. With a strong team, a differentiated technology suite and growing market acceptance, Nauticus is poised to lead the next phase of subsea autonomy and create long term value for our stakeholders.

Results of Operations
Three months ended March 31, 2026, compared to three months ended March 31, 2025
The following table sets forth summarized condensed consolidated financial information:

	Three months ended March 31,
			Change
	2026	2025	$	%
Revenue
Service	$159,575	$165,256	$(5,682)	-3%
Total revenue	159,575	165,256	(5,682)	-3%

Costs and Expenses
Cost of revenue	1,993,894	1,238,957	754,937	61%
Depreciation	624,791	480,376	144,415	30%
General and administrative	3,224,907	4,359,686	(1,134,779)	-26%
Total costs and expenses	5,843,593	6,079,019	(235,426)	-4%

Operating loss	(5,684,017)	(5,913,763)	(229,746)	-4%

Other (income) expense:
Other (income) expense, net	(3,145)	(137,397)	134,252	98%
Foreign currency transaction loss	970	3,267	(2,297)	-70%
Loss on extinguishment of debt	929,508	-	929,508	0%
Change in fair value of derivative	515,827	-	515,827	0%
Change in fair value of warrant liabilities	(3,019)	(50,888)	47,869	94%
Change in fair value of November 2024 Debentures	1,188,840	723,926	464,914	64%
Interest expense, net	953,083	1,114,516	(161,433)	-14%

Net income (loss)	$(9,266,081)	$(7,567,187)	$1,698,894	22%
Revenue. For the three months ended March 31, 2026, revenue decreased $5,682 or 3%, as compared to the three months ended March 31, 2025, driven by natural fluctuations in our revenue during the off-peak quarter.
Cost of revenue. For the three months ended March 31, 2026, cost of revenue increased $754,937 or 61% as compared to the three months ended March 31, 2025 due to additional costs primarily in salaries as well as direct materials.
Depreciation. For the three months ended March 31, 2026, depreciation increased $144,415 or 30% , as compared to the three months ended March 31, 2025, due to the increase in property and equipment primarily related to the acquisition of SeaTrepid.
General and administrative. For the three months ended March 31, 2026, general and administrative costs decreased $1,134,779 or 26%, compared to the three months ended March 31, 2025, as 2025 included non-recurring expenses related to the SeaTrepid acquisition.
Other (income) expense, net. For the three months ended March 31, 2026, other expense is minimal. For the three months ended March 31, 2025, other income related primarily to proceeds received from the sale of expensed equipment.

Loss on extinguishment of debt. For the three months ended March 31, 2026 a loss on the extinguishment of debt of $929,508 was reported driven by the exchange of November 2024 Debentures for Series C Preferred Stock. See Note 8 "Notes Payable".
Change in fair value of derivative. For the three months ended March 31, 2026, a loss on derivative of $515,827 was reported driven by the change in fair value of the EPFA. See Note 17 "Equity Purchase Facility Agreement and Derivative Liability".
Change in fair value of warrant liabilities. For the three months ended March 31, 2026 and 2025, the Company reported a gain in the fair value of warrant liabilities of $3,019 and $50,888, respectively.
Change in fair value of November 2024 Debentures. For the three months ended March 31, 2026 , the Company reported a loss on the fair value of the November 2024 convertible debentures of $1,188,840.
Interest expense, net. For the three months ended March 31, 2026, interest expense, net decreased $161,433, or 14%, driven by reduced outstanding balances on the convertible senior secured term loans due to conversions in 2025.
Liquidity and Capital Resources

The Company has incurred recurring losses each year since its inception and currently does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company continues to develop its principal products and conduct research and development activities. The Company currently funds its operations with cash on hand, availability under the November 2024 Debentures (see Note 8 - "Notes Payable"), the Equity Purchase Facility Agreement (see Note 15 - "Common Stock") and the offer and sale of additional shares of Common Stock under the At The Market Offering Agreement (see Note 15 - "Common Stock" and Note 23 - "Subsequent Events"). The Company may require additional liquidity to continue its operations over the next twelve months. While a current investor has expressed an intention to provide financial support, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company's ability to raise capital in an efficient manner. Because of these factors, the Company believes that this creates substantial doubt about the Company's ability to continue as a going concern for a period of at least twelve months from the date the March 31, 2026 financial statements were issued.
As of March 31, 2026, the Company had $5,285,230 of cash and cash equivalents.
Significant sources and uses of cash during the three months ended March 31, 2026 and 2025
Sources of cash:
•During the three months ended March 31, 2026, the Company received net proceeds of $5,276,843 from financing activities attributable to proceeds from November 2024 debentures and the ATM share offering.
•During the three months ended March 31, 2025, the Company received net proceeds of $19,438,121 from equity financing attributable to the ATM share offering.
Uses of cash:
•Cash used in operating activities was $7,005,769 and $6,649,394 during the three months ended March 31, 2026 and 2025, respectively.
•Cash used in investing activities during the three months ended March 31, 2025 related to the acquisition of SeaTrepid of $3,871,992 and capital expenditures of $47,989.

Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements included in this Form 10-Q, which have been prepared in accordance to US GAAP. Certain of our accounting estimates are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Please refer to “Critical Accounting Policies and Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with SEC for a complete discussion of our critical accounting estimates.
There have been no significant changes to our accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our management, with the participation and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2026, as a result of the previously disclosed material weakness discussed below, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.
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
Previously identified material weakness. In 2024, the Company identified material weaknesses in its internal controls over financial reporting related to: (1) ineffective design and operation of controls over significant complex transactions, which resulted in restatements of all interim periods of 2024. As of March 31, 2026, the material weakness had not yet been remediated.

Remediation Plan. The company continues to implement remediation actions, including: (1) establishing a formal Significant and Complex Transaction review process that will identify transactions that should be reviewed by third party experts to ensure proper treatment. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weaknesses will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management.
Changes in internal control over financial reporting. During the fiscal quarter ended March 31, 2026, except as described above in "Remediation Plan" there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

The disclosure below supplements the risk factors previously disclosed under “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC. The risks described therein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we fail to satisfy the Nasdaq Capital Market continued listing requirements, our common stock could be delisted from the Nasdaq.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing.

On October 16, 2025, the Company received a letter from Nasdaq notifying the Company that, for the preceding 30 consecutive trading days, the market value of the Company’s listed securities had been below the minimum $35,000,000 requirement for continued listing on The Nasdaq Capital Market, pursuant to Nasdaq Listing Rule 5550(b)(2). The Company also did not meet the alternative $2,500,000 stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1) (the "Equity Rule"). Accordingly, the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which was held on December 4, 2025. The Panel granted the Company's request for continued listing on Nasdaq, subject to the following conditions: (1) From the date of the Panel decision until April 14, 2026 (the end of the Panel's jurisdiction in the matter), the Company shall maintain compliance with all Nasdaq listing rules; and (2) the Company shall maintain a shareholder equity value of $3,500,000 for each fiscal quarter until December 19, 2026.

On December 19, 2025, the Company received a letter from Nasdaq indicating that it had demonstrated compliance with the Equity Rule and, as a result, satisfied the continued listing requirements of The Nasdaq Capital Market.

On April 27, 2026, the Company received a letter from the Panel confirming that the Company satisfied the terms of the Panel's December 4, 2025 decision and is in compliance with the Nasdaq Listing Rules. Notwithstanding the foregoing, there can be no assurance that the Company will ultimately regain compliance with all applicable requirements for continued listing. As set forth in the Panel's determination and confirmed in the April 27, 2026 letter, the Company is still subject to a mandatory panel monitor pursuant to Nasdaq Listing Rule 5815(d)(4)(B). During the monitoring period, the Company is required to maintain a minimum stockholder's equity of $3,500,000 for each fiscal quarter until the end of the panel monitor period, December 19, 2026. If the Company fails to satisfy this requirement, the Company's common stock may be delisted.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2026, the company completed certain unregistered sales of securities previously disclosed in the Company's Current Reports on Form 8-K filed with the SEC on February 6, February 9, March 10 and March 30, 2026, which disclosures are incorporated herein by reference. Except as previously disclosed in such filings, the Company did not sell any securities during the quarter ended March 31, 2026 in transactions that were not registered under the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.2	July 18, 2024
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.3	December 27, 2024
3.4	Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	August 7, 2025
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	September 2, 2025
3.6	Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	December 3, 2025
3.7	Certificate of Correction (Series A CoD) 2026	Form 10-K	001-40611	3.9	April 15, 2026
3.8	Certificate of Corrections (Series B CoD) 2026	Form 10-K	001-40611	3.10	April 15, 2026
3.9	Certificate of Corrections (Series C CoD) 2026	Form 10-K	001-40611	3.11	April 15, 2026
3.10	Amended and Restated Bylaws of Nauticus Robotics Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
3.11	Amendment No. 1 to the Amended and Restated By-laws of Nauticus Robotics. Inc.	Form 8-K	001-40611	3.1	August 19, 2025
10.1	Securities Purchase Agreement, dated as of February 6, 2026, by and between Nauticus Robotics, Inc. and the investor party named therein	Form 8-K	001-40611	10.1	February 9, 2026
10.2	Registration Rights Agreement, dated as of February 6, 2026, by and among Nauticus Robotics, Inc. and the investor party named therein	Form 8-K	001-40611	10.2	February 9, 2026
10.3+	Offer Letter dated March 26, 2026, by and between Nauticus Robotics, Inc. and Michael Ferrier
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith
*Furnished herewith

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2026

By:	/s/ Jimena Begaries
Jimena Begaries
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	May 14, 2026