Form 10-Q
period 2026-06-30
Nauticus Robotics, Inc.
filed 2026-08-12
CIK 1849820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of August 12, 2026, the registrant had 7,471,960 shares of common stock outstanding.

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
The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date such statements are made. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and other sections in the Annual Report on Form 10-K filed by us on April 15, 2026, our quarterly report and periodic reports, and in our prospectus or any prospectus supplement which are on file with the Securities and Exchange Commission.
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
ii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$1,372,758	$7,016,610
Restricted cash	604,291	600,342
Accounts receivable, net	841,071	378,683
Prepaid expenses	1,059,171	1,055,324
Other current assets	188,739	203,025
Total Current Assets	4,066,030	9,253,984

Property and equipment, net	20,600,075	21,827,769
Operating lease right-of-use assets, net	373,183	559,005
Other assets	110,360	91,276
Goodwill	9,600,745	9,600,745
Intangible assets, net	1,179,116	1,276,916
Total Assets	35,929,509	42,609,695

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	1,853,702	3,128,459
Accrued liabilities	6,411,373	9,807,668
Operating lease liabilities - current	418,606	434,200
Notes payable - current	2,540,250	2,628,234
November 2024 Debentures - current, fair value option (related party)	2,729,000	163,672
Senior Secured Convertible Term Loan - current, net of discount (related party)	14,988,777	14,113,871
Senior Secured Convertible Term Loan - current, net of discount	1,351,260	4,939,247
Other liabilities	192,473	160,110
Total Current Liabilities	30,485,441	35,375,461

Warrant liabilities	1,938	11,281
Operating lease liabilities - long-term	9,364	203,547
Derivative liability	251,000	-
Total Liabilities	$30,747,743	$35,590,289

Stockholders’ Equity:
Series A Convertible Preferred Stock $0.0001 par value; 40,000 shares authorized and 5,546 shares issued and outstanding at June 30, 2026 and December 31, 2025.	1	1
Series B Convertible Preferred Stock $0.0001 par value; 50,000 shares authorized and 2,013 and 2,813 shares issued and outstanding at June 30, 2026 and December 31, 2025 , respectively.	-	-
Series C Convertible Preferred Stock $0.0001 par value; 100,000 shares authorized and 7,193 and 2,154 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	-	-

Common stock, $0.0001 par value; 625,000,000 shares authorized and 6,871,706 and 3,601,400 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.*	688	360
Additional paid-in capital	349,531,016	330,581,384
Accumulated other comprehensive loss	(42,229)	(42,229)
Accumulated deficit	(344,307,710)	(323,520,110)
Total Stockholders’ Equity	5,181,766	7,019,406
Total Liabilities and Stockholders’ Equity	$35,929,509	$42,609,695
* Reflects the 1-for-8 effected April 21, 2026.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Service	$885,947	$2,075,566	$1,045,521	$2,240,822
Total revenue	885,947	2,075,566	1,045,521	2,240,822

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	2,867,556	3,504,043	4,861,449	4,743,000
Depreciation and amortization	702,418	574,563	1,327,210	1,054,939
General and administrative	3,324,365	4,418,187	6,549,272	8,777,873
Total costs and expenses	6,894,339	8,496,793	12,737,931	14,575,812

Operating loss	(6,008,392)	(6,421,227)	(11,692,410)	(12,334,990)

Other (income) expense, net:
Other (income) expense, net	10,141	2,461	6,994	(134,936)
Foreign currency transaction loss	6,514	274	7,484	3,541
Loss on extinguishment of debt	4,629,822	-	5,559,330	-
Change in fair value of derivative	(264,827)	-	251,000	-
Change in fair value of warrant liabilities	(6,325)	8,757	(9,344)	(42,131)
Change in fair value of November 2024 Debentures	(94,728)	(187,866)	1,094,112	536,060
Interest expense, net	826,982	1,209,323	1,780,066	2,323,839
Total other expense, net	5,107,579	1,032,949	8,689,642	2,686,373

Net loss	$(11,115,971)	$(7,454,176)	$(20,382,052)	$(15,021,363)

Basic and diluted loss per share*	$(2.11)	$(18.50)	$(4.51)	$(38.31)

Basic and diluted weighted average shares outstanding*	5,367,986	402,876	4,608,495	392,105
* Reflects the 1-for-9 reverse split effected September 5, 2025 and the 1-for-8 effected April 21, 2026.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock			Common Stock*		Additional Paid-in Capital *	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount
								(As adjusted, see Note 15)
Balance at March 31, 2025	19,846	$2	-	$-	-		$-	488,242	$49	$262,829,219	$(42,229)	$(261,265,539)	$1,521,502
Stock-based compensation	-	-	-	-	-		-	-	-	257,334	-	-	257,334
Conversion of Series A Preferred Stock to Common Stock	(1,550)	-	-	-	-		-	29,794	3	(3)	-	-	-
Vesting of RSUs	-	-	-	-	-		-	1,481	-	-	-	-	-
Net loss	-	-	-	-	-		-	-	-	-	-	(7,454,176)	(7,454,176)
Balance at June 30, 2025	18,296	$2	-	$-	-		$-	519,517	$52	$263,086,550	$(42,229)	$(268,719,715)	$(5,675,340)

Balance at March 31, 2026	5,546	$1	2,263	$-	3,777		$-	4,291,998	$429	$337,266,475	$(42,229)	$(332,977,441)	$4,247,235
Stock-based compensation	-	-	-	-	-		-	-	-	315,861	-	-	315,861
Conversion of Term Loan notes to Common Stock	-	-	-	-	-		-	782,829	78	1,608,063	-	-	1,608,141
Exchange of Term Loan notes to Series C Preferred Stock	-	-	-	-	4,800		-	-	-	8,320,000	-	-	8,320,000
Conversion of Series B Preferred Stock to Common Stock	-	-	(250)	-	-		-	67,436	7	(7)	-	-	-
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	(1,384)		-	967,330	97	(97)	-	-	-
ELOC Commitment Fee settlement in Common Stock	-	-	-	-	-	-		6,661	1	99,999	-	-	100,000
At the Market (ATM) share offering	-	-	-	-	-		-	690,860	69	1,720,716	-	-	1,720,785
Vesting of RSUs	-	-	-	-	-		-	9,225	1	(1)	-	-	-
Preferred stock dividend	-	-	-	-	-		-	-	-	200,013	-	(214,298)	(14,285)
Reverse stock split round up	-	-	-	-	-	-		55,367	6	(6)	-	-	-
Net loss	-	-	-	-	-		-	-	-	-	-	(11,115,971)	(11,115,971)
Balance at June 30, 2026	5,546	$1	2,013	$-	7,193		$-	6,871,706	$688	$349,531,016	$(42,229)	$(344,307,710)	$5,181,766

Balance at December 31, 2024	35,034	$4	-	$-	-		$-	135,582	$14	$233,343,150	$(42,229)	$(253,698,352)	$(20,397,413)

Stock-based compensation	-	-	-	-	-		-	-		570,015	-	-	570,015
Conversion of Term Loan notes to Common Stock	-	-	-	-	-		-	25,075	3	2,870,570	-	-	2,870,573
Conversion of Series A Preferred Stock to Common Stock	(16,738)	(2)	-	-	-		-	252,270	25	(25)	-	-	(2)
At the Market (ATM) share offering	-	-	-	-	-		-	104,012	10	19,438,111	-	-	19,438,121
Earnout shares liability	-	-	-	-	-		-	-	-	6,864,729	-	-	6,864,729
Vesting of RSUs	-	-	-	-	-		-	2,306	-	-	-	-	-
Other	-	-	-	-	-		-	272	-	-	-	-	-
Net loss	-	-	-	-	-		-	-	-	-	-	(15,021,363)	(15,021,363)
Balance at June 30, 2025	18,296	$2	-	$-	-		$-	519,517	$52	$263,086,550	$(42,229)	$(268,719,715)	$(5,675,340)

Balance at December 31, 2025	5,546	$1	2,813	$-	2,154		$-	3,601,400	$360	$330,581,384	$(42,229)	$(323,520,110)	$7,019,406
Stock-based compensation	-	-	-	-	-		-	-	-	541,413	-	-	541,413
Conversion of November 2024 Debentures to Common Stock	-	-	-	-	-		-	27,932	3	283,788	-	-	283,791
Exchange of November 2024 Debentures to Series C Preferred Stock	-	-	-	-	2,023		-	-	-	3,659,502	-	-	3,659,502
Conversion of Term Loan notes to Common Stock	-	-	-	-	-	-		782,829	78	1,608,063	-	-	1,608,141
Exchange of Term Loan notes to Series C Preferred Stock	-	-	-	-	4,800	-		-	-	8,320,000	-	-	8,320,000
Conversion of Series B Preferred Stock to Common Stock	-	-	(800)	-	-		-	214,217	21	(21)	-	-	-
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	(1,784)		-	1,034,650	104	(104)	-	-	-
ELOC Commitment Fee Settlement in Common Stock	-	-	-	-	-	-		6,661	1	99,999	-	-	100,000
At the Market (ATM) share offering	-	-	-	-	-		-	1,055,124	106	4,063,823	-	-	4,063,929
Issuance of shares for settlement of Seatrepid Earnout	-	-	-	-	-		-	83,944	8	(8)	-	-	-
Vesting of RSUs	-	-	-	-	-		-	9,582	1	(1)	-	-	-
Preferred stock dividend	-	-	-	-	-		-	-	-	373,184	-	(405,548)	(32,364)

Reverse stock split round up	-	-	-	-	-	$-		55,367	6	(6)	-	-	-
Net loss	-	-	-	-	-	$-	-	-	-	-	-	(20,382,052)	(20,382,052)
Balance at June 30, 2026	5,546	$1	2,013	$-	7,193		$-	6,871,706	$688	$349,531,016	$(42,229)	$(344,307,710)	$5,181,766

* Reflects the 1-for-9 reverse split effected September 5, 2025 and the 1-for-8 effected April 21, 2026.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAUTICUS ROBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,382,052)	$(15,021,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,327,210	1,054,939
Accretion of debt discount	24,329	19,920
Amortization of debt issuance cost	244,023	350,303
Capitalized paid-in-kind (PIK) interest	365,288	338,782
Accretion of exit fee, net of amount settled on conversion	(59,824)	48,624
Stock-based compensation	541,413	570,015
Change in fair value of warrant liabilities	(9,344)	(42,131)
Change in fair value of November 2024 Debentures	1,094,112	536,060
Loss on extinguishment of debt	5,559,330	-
Change in fair value of derivative	251,000	-
Non-cash lease expense	185,822	205,688
Loss on disposal of assets	8,057	-
Change in operating assets and liabilities
Accounts receivable	(462,388)	(1,906,246)
Inventories	-	42,553
Other assets	(8,647)	2,207
Accounts payable, accrued and other liabilities	(2,593,881)	20,083
Contract liabilities	-	(2,786)
Operating lease liabilities	(209,777)	(222,228)
Net cash used in operating activities	(14,125,329)	(14,005,580)
Cash flows from investing activities:
Capital expenditures	(14,287)	(47,239)
Acquisition of business, net of cash acquired	-	(3,871,992)
Proceeds from sale of property and equipment	4,515	(500)
Net cash used in investing activities	(9,772)	(3,919,731)
Cash flows from financing activities:
Proceeds from At the Market (ATM) offering, net	4,063,929	19,438,121
Proceeds from November 2024 Debentures	4,485,000	-
Repayment on AmeriState Loan	(53,731)	(34,581)
Net cash provided by financing activities	8,495,198	19,403,540

Net change in cash and cash equivalents	(5,639,903)	1,478,229

Cash, cash equivalents and restricted cash, beginning of period	7,616,952	1,238,198
Cash, cash equivalents and restricted cash, end of period	$1,977,049	$2,716,427

Supplemental disclosure of cash flow information:
Cash paid for interest	$104,140	$31,140
Fair value of conversion of Term Loan notes and interest to Common Stock	$1,608,141	$2,870,573

Series C Preferred Stock issued in exchange for November 2024 Debentures	$3,659,502	$-
Series C Preferred Stock issued in exchange for Convertible Senior Secured Term Loan Notes	$8,320,000	$-
Conversion of November 2024 Debentures to Common Stock	$283,790	$-
Conversion of Series B Preferred Stock to Common Stock	$21	$-
Conversion of Series C Preferred Stock to Common Stock	$103	$-
Preferred stock dividend	$405,548	$-
ELOC Commitment Fee settlement in Common Stock	$100,000	$-
Earnout shares for acquisition	$-	$6,864,729
Debt assumed in acquisition	$-	$2,437,743
Accrued purchase price	$-	$3,537,963
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
Liquidity and Going Concern— The Company has incurred recurring losses each year since its inception and currently does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company continues to develop its principal products and conduct research and development activities. The Company currently funds its operations with cash on hand, availability under the November 2024 Debentures (see Note 8 - Notes Payable) and the offer and sale of additional shares of Common Stock under the At The Market Offering Agreement (see Note 24 - Subsequent Events). The Company will require additional liquidity to continue its operations over the next twelve months. While a current investor has expressed an intention to provide financial support, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company's ability to raise capital in an efficient manner. Because of these factors, the Company believes that this creates substantial doubt about the Company's ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements were issued. The accompanying Condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Summary of Significant Accounting Policies
Basis of Presentation - The accompanying Condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in preparation of these consolidated financial statements.
Use of Estimates – The preparation of Condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the (i) estimates of future costs to complete customer contracts recognized over time, (ii) valuation allowances for deferred income tax assets, (iii) valuation of stock-based compensation awards, (iv) the valuation of conversion options, warrants and earnouts, (v) fair value of the November 2024 Debentures, (vi) the fair value of the SeaTrepid acquisition and (vii) fair value of Preferred Stock. Actual results could differ from those estimates.
Cash and Cash Equivalents – The Company classifies all highly-liquid instruments with an original maturity of three months or less as cash equivalents. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. Historically, the Company has not experienced any losses in such accounts.
Restricted Cash – The Company had restricted cash of $604,291 and $600,342, held by a bank on our behalf as of June 30, 2026 and December 31, 2025, respectively, relating to a custom bond guarantee.
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
The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income in the year of recovery, in accordance with the entity’s accounting policy election. There was no allowance for credit losses as of June 30, 2026 and December 31, 2025.
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
Impairment of Long-Lived Assets - The Company reviews long-lived assets for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In this assessment, future pre-tax cash flows (undiscounted) resulting from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between its carrying value and estimated fair value. For the six months ended June 30, 2026 and 2025 no property and equipment was impaired.
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
Revenue – Our primary sources of revenue are from providing technology, engineering services and products to the offshore industry and governmental entities. Revenue is generated pursuant to contractual arrangements to design and develop subsea robots and software and to provide related engineering, technical, and other services according to the specifications of the customers. These contracts can be service sales (cost plus fixed fee or firm fixed price) or product sales. The Company had no product sales for the three and six months ended June 30, 2026 and 2025, respectively.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company had no material uncertain income tax positions as of June 30, 2026 and December 31, 2025.
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
Major Customer and Concentration of Credit Risk – We have a limited number of customers. During the three months ended June 30, 2026, sales to one customer accounted for 61% of total revenue. During the six months ended June 30, 2026, sales to one customer accounted for 72% of total revenue. As of June 30, 2026, amounts due from two customers accounted for 86% of accounts receivable, net, made up of 76% due from Customer A and 10% due from Customer B. During the three months ended June 30, 2025 sales to three customers accounted for 87% of total revenue. Sales to Customers C, D and E accounted for 42%, 27% and 18% of total revenue, respectively. During the six months ended June 30, 2025, sales to three customers accounted for 86% of total revenue. Sales to Customers C, D and E accounted for 44%, 25% and 17% of total revenue, respectively. As of December 31, 2025, amounts due from two customers accounted for 97% of accounts receivable, net, made up 76% due from Customer F and 20% due from Customer G. Loss of these customers could have a material adverse impact on the Company.
Reclassifications – Consolidated financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. For the three and six months ended June 30, 2025, we reclassified $50,000 and $100,000 respectively, of franchise tax expense from other expense to general and administrative expense in the consolidated statements of operations to conform to the current year presentation. For the year ended December 31, 2025 we reclassified $331,607 of accrued insurance from accrued liabilities to notes payable in the consolidated balance sheets to conform to current year presentation. The reclassifications did not affect net loss or cash flows as presented, and there were no other reclassifications that materially impacted the consolidated financial statements.
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
Accounting Standards issued but not adopted as of June 30, 2026 – In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, an update that improves income statement expense disclosure requirements. Under ASU 2024-03 issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026 and should be applied prospectively. The adoption of ASU 2024-03 will require us to provide additional disclosures related to certain income statement expenses, but otherwise will not materially impact our consolidated financial statements.
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
3. Revenue
The following table presents the components of our revenue:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost plus fixed fee	$852,357	$2,075,566	$934,431	$2,240,822
Firm fixed-price	33,590	-	111,090	-
Total	$885,947	$2,075,566	$1,045,521	$2,240,822
Our performance obligations under service agreements are generally satisfied over time as the service is provided and, therefore, all revenue above has been recognized over time.
Contract Balances – As of June 30, 2026, accounts receivable, net totaled $841,071. There were no allowances for credit losses included in accounts receivable as of June 30, 2026 and December 31, 2025. Bad debt expense was $0 for the three and six months ended June 30, 2026 and 2025.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Cash and Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows to the amounts shown in the condensed consolidated balance sheets:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$1,372,758	$2,663,404
Restricted cash	604,291	53,023
Total cash, cash equivalents and restricted cash	$1,977,049	$2,716,427

5. Prepaid Expenses
Prepaid expenses consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid material purchases	$-	$5,400
Prepaid insurance	842,677	827,713
Other prepayments	216,494	222,211
Total prepaid expenses	$1,059,171	$1,055,324
6. Property and Equipment
Property and equipment consisted of the following:

	Useful Life (years)	June 30, 2026	December 31, 2025
Land		$444,435	$444,435
Leasehold improvements	5	1,828,533	1,823,586
Property & equipment	3-5 years	15,885,075	11,242,513
Technology hardware equipment	3-5 years	1,973,983	1,973,983
Total		20,132,026	15,484,517
Less accumulated depreciation		(7,353,103)	(6,127,543)
Construction in progress		7,821,152	12,470,795
Total property and equipment, net		$20,600,075	$21,827,769
Depreciation expense for the three and six months ended June 30, 2026 and June 30, 2025 was $653,519 and $1,229,410 and $574,563 and $1,054,939, respectively. During the six months ended June 30, 2026, $4,649,643 of construction in progress was reallocated to property and equipment.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued compensation	$242,465	$221,724
Accrued severance	274,038	274,038
Accrued professional fees	68,294	96,786
Accrued sales and property taxes	407,283	202,638
Accrued royalties	337,500	337,500
Accrued audit fees	-	531,000
Accrued settlement	118,860	319,546
Other accrued expenses	43,709	233,398
Accrued interest	3,195,025	4,303,157
Accrued purchase liability	1,724,199	3,287,881
Total accrued liabilities	$6,411,373	$9,807,668
On March 20, 2025, the Company completed the acquisition of SeaTrepid International LLC (“SeaTrepid”), an expert in providing subsea robotic services to customers throughout the world, for total consideration of $14,209,810. On May 11, 2026, the Company entered into Amendment No. 2 to the Asset Purchase Agreement, which revised the payment terms for the remaining deferred purchase considerations and established the post-closing working capital adjustment at zero. As part of the agreement, $1,500,000 were paid down on the owed balance on May 15, 2026. The Company accounted the amended arrangement as a debt extinguishment under ASC 470. Accordingly, during the quarter ended June 30, 2026, the Company derecognized the accrued purchase price liability and recognized the new accrued purchase price liability at fair value and recognized a loss of extinguishment for $201,681. As of June 30, 2026, the outstanding accrued purchase liability was $1,724,199.

8. Notes Payable
Notes payable consisted of the following:

	June 30, 2026	December 31, 2025
November 2024 Debentures - (fair value)	$2,729,000	$163,672
Senior Secured Convertible Term Loan	16,363,459	19,284,709
SBA loan	485,325	485,300
AmeriState loan	1,757,571	1,811,327
Insurance Financing	297,355	331,607
Total	21,632,710	22,076,615
Less: debt discount, net	(1,895)	(26,225)
Less: capitalized debt issuance costs, net	(77,341)	(321,004)
2023 Term Loan Agreement exit fee provision	55,813	115,638
Total notes payable	$21,609,287	$21,845,024

November 2024 Debentures (principal amount)	$2,485,000	100,000

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

On February 9, 2026, March 10, 2026 and May 12, 2026, the Company issued Senior Secured Convertible Debentures Due 2026 to ATW Special Situations II LLC ("ATW II"), in aggregate principal amounts of $1,960,000, $1,000,000 and $1,525,000, respectively, pursuant to the Securities Purchase Agreement dated November 4, 2024.

During the six months ended June 30, 2026, November 2024 Debentures with a principal value of $100,000 and fair value of $283,790, were converted into 27,932 shares of Common Stock. During the six months ended June 30, 2026, November 2024 Debentures with a principal value of $2,000,000 and fair value of $2,729,994, were exchanged into 2,023 shares of Series C Preferred Stock. The fair value of the Series C Preferred Stock was $3,659,502 and a loss on extinguishment of debt of $929,508 was reported in the condensed consolidated statements of operations for the six months ended June 30, 2026.
The fair value of the November 2024 Debentures at June 30, 2026 and December 31, 2025 was estimated at $2,729,000 and $163,672, respectively, using Monte Carlo simulations with the following assumptions at June 30, 2026: stock price of $1.23, a risk free rate of 4.0% implied volatility of 145% and a remaining term of 0.19 years and assumptions at December 31, 2025: stock price of $6.16, a risk free rate of 3.55% implied volatility of 154% and a remaining term of 0.69 years. A gain of $94,728 and a loss of $1,094,112 on change in fair value was reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively. The principal amount of the November 2024 Debentures at June 30, 2026 and December 31, 2025 was $2,485,000 and $100,000, respectively.
Senior Secured Convertible Term Loan
The Company entered into senior secured convertible term loan agreements in September 2023 and January 2024 (the "2023 Term Loan Agreement" and "2024 Term Loan Agreement" and collectively, the "Term Loan Agreements") that provide aggregate financing of approximately $30.6 million (the "2023 Term Loans" and the "2024 Term Loans" and collectively the "Senior Secured Convertible Term Loan"). The 2023 Term Loan bears interest at 12.5% per annum and includes a 2.5% exit fee and an original issue discount. The 2024 Term Loan bears interest at 15% per annum, with an option for the Company to elect to capitalize and add to the principal amount of the 2024 Term Loan, accrued but unpaid

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
interest as of the Interest Payment Date (as defined therein), up to (x) 100% for the six (6) months after the Closing Date (as defined therein) and (y) thereafter, 50%. The Company opted to capitalize interest payable.
The Senior Secured Convertible Term Loans mature on various dates, generally tied to the third anniversary of the respective Term Loan Agreements, with the exception of a $1.0 million extended maturity loan with a 30-year term.
The Senior Secured Convertible Term Loans are convertible into shares of the Company’s common stock at the lenders’ option, subject to anti-dilution adjustments.
On May 11, 2026, the Company entered into a Second Amendment to the 2023 Term Loan Agreement, with each lender thereto, pursuant to which the conversion price was reduced from $15,552 to $2.20, for the period from May 11, 2026 to May 21, 2026. Thereafter the conversion price reverted to $15,552. During this period, a lender converted its 2023 Term Loan notes with a principal amount of $500,000 into 227,273 shares of Common Stock. On June 1, 2026, the Company entered into a Third Amendment to the 2023 Term Loan Agreement, with each lender thereto, pursuant to which the conversion price was reduced from $15,552 to $1.80 for the period from June 1, 2026 to June 15, 2026. Thereafter the conversion price reverted to $15,552. During this period, a lender converted its 2023 Term Loan notes with a principal amount of $1,000,000 into 555,556 shares of Common Stock.
The Company evaluated these transactions under ASC 470-50, Debt Modifications and Extinguishments, and concluded they qualified as an extinguishment of debt through the issuance of equity securities. The fair values of the May 11, 2026 and June 1, 2026 conversions were estimated as $532,991 and $1,075,150, respectively, and a loss on extinguishment of debt of $108,141 was reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.
On June 26, 2026, the Company entered into an Exchange Agreement pursuant to which a lender converted a total of $4,000,000 2023 Term Loan notes, with principal and interest amounts of $2,146,701 and $1,853,299, respectively, into 4,800 shares of Series C Convertible Preferred Stock with a total stated value of $4,800,000. The fair value of the Series C Preferred Stock was $8,320,000 and a loss on extinguishment of debt of $4,320,000 was reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.
The principal amounts outstanding on the Senior Secured Convertible Term Loans as of June 30, 2026 to related parties ATW II, ATW III and MIF was $9,274,089, $1,245,695 and $4,490,377, respectively. The principal amount outstanding on the Senior Secured Convertible Term Loans as of December 31, 2025 to related parties ATW II, ATW III and MIF was $2,687,981, $7,197,668, and $4,399,060, respectively.
Term Loan Note Conversions
During the six months ended June 30, 2025, ATW I and ATW II converted Senior Secured Convertible Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 25,075 shares of Common Stock.
Interest accrues on each note in accordance with its applicable interest rate, which is recorded as interest expense. Interest expense also includes the following relating to the Senior Secured Convertible Term Loans:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Debt discount amortization	$14,354	$10,025	$24,329	$19,920
Amortization of debt issuance costs	132,183	176,856	244,023	350,303
Provision for exit fee	(72,423)	24,472	(59,824)	48,624
Capitalized paid-in-kind (PIK) interest	185,349	171,900	365,288	338,782
For the three and six months ended June 30, 2026, interest expense, including amortization of debt discount and issuance costs, exit fee provision and PIK interest, attributable to ATW II, ATW III and MIF on the Senior Secured Convertible

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Term Loans was $235,318, $27,812 and $118,796 and $465,519, $54,812 and $235,275 respectively. For the three and six months ended June 30, 2025, interest expense attributable to ATW I, ATW II, ATW III and MIF was $51,944, $139,161, $25,794 and $114,762 and $103,317, $276,793, $75,876 and $277,386, respectively.
Small Business Association Loan (SBA)

In 2020, SeaTrepid entered into a term loan with the US Small Business Administration ("SBA") for principal amount of $485,300, with an annual interest rate of 3.75%, and a maturity date of June 19, 2050. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan, with an outstanding principal of $485,325 as of June 30, 2026, is now an obligation of the Company. The loan is secured by collateral which includes all tangible and intangible property of SeaTrepid. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement. As of June 30, 2026, the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before December 31, 2026, the outstanding loan balance has been classified as a current liability.

AmeriState Loan

In 2017, SeaTrepid entered into a term loan with AmeriState Bank for a principal amount of $2,335,000 with an annual interest rate of prime plus 2.5%, and a maturity date of May 4, 2036. In connection with the acquisition of SeaTrepid on March 20, 2025, the loan with an outstanding principal of $1,757,571 as of June 30, 2026 is now an obligation of the Company. The loan is secured by collateral which includes all assets of SeaTrepid. The loan agreement includes customary affirmative and negative covenants, including financial covenants that require SeaTrepid to maintain a maximum Debt-to-Net Worth Ratio of 9.0 to 1.0 and a minimum Debt Service Coverage Ratio of 1.0 to 1.0, measured annually. The agreement also restricts the Company’s ability to incur additional indebtedness, pay dividends, compensate officers and owners, invest in fixed asset purchases, and dispose of collateral without the consent of the bank. Under the terms of the agreement, the sale of collateral without lender consent constitutes a violation of the loan agreement and as such constitutes a non compliance with the financial covenants related to the debt-to-net worth ratio and debt service coverage ratio. As of June 30, 2026 the lender had not issued a notice of default. As a result of this and as the Company intends to repay the loan on or before December 31, 2026, the outstanding loan balance has been classified as a current liability.

Insurance Financing

The Company finances certain insurance premiums through premium finance agreements with third-party lenders. The agreements are generally collateralized by the underlying insurance policies and require monthly installment payments over terms of twelve months or less.

At June 30, 2026, the outstanding balance under the agreements was $297,355, with interest rates ranging from 7.15% to 7.69%. The agreements mature at various dates through the fourth quarter of 2026.

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following table presents the Company’s lease costs which are included in general and administrative expenses in the unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed lease expense	$103,329	$122,318	$206,658	$244,636
Variable lease expense	44,460	54,081	59,332	126,275
Total operating lease expense	147,789	176,399	265,990	370,911
Short-term lease expense	7,650	39,379	15,300	47,236
Total lease expense	$155,439	$215,778	$281,290	$418,147
Cash paid for operating leases was $206,658 and $244,361 for the six months ended June 30, 2026, and 2025, respectively.
The following table presents the balance and classifications of the Company’s right-of-use assets and lease liabilities included in the unaudited condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets, net	$373,183	$559,005

Current portion of operating lease liabilities	418,606	434,200
Long-term operating lease liabilities	9,364	203,547
Total operating lease liabilities	$427,970	$637,747
For operating lease assets and liabilities, the weighted average remaining lease term was 0.9 years and 1.4 years as of June 30, 2026, and December 31, 2025, respectively. The weighted average discount rate used in the valuation over the remaining lease terms was 8.1% as of June 30, 2026, and December 31, 2025.
The following table presents the Company’s maturities of lease liabilities as of June 30, 2026:

2026 (excluding the 6 months ended June 30, 2026)	$206,658
2027	310,855
2028	3,477
2029	3,477
2030	2,897
Total lease payments	527,364
Total present value discount	(99,394)
Operating lease liabilities	$427,970

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

As of June 30, 2026 and December 31, 2025, goodwill totaled $9,600,745. The Company did not have any goodwill recorded on its consolidated balance sheets prior to this acquisition.

The Company evaluates goodwill for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. No indicators of impairment were identified through the second quarter of 2026.
12. Intangible Assets
Intangible assets consisted of the following:

		June 30, 2026			December 31, 2025
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename- Trademark	15 years	687,300	58,630	628,670	687,300	35,720	651,580
Intellectual property	5 years	731,900	187,303	544,597	731,900	114,113	617,787
Non-Competes	3 years	10,200	4,351	5,849	10,200	2,651	7,549
Total intangible assets		1,429,400	250,284	1,179,116	1,429,400	152,484	1,276,916
Amortization expense for the three and six months ended June 30, 2026 were $48,900 and $97,799, respectively.
The following table presents the Company's estimated future amortization expense:

Years ending December 31,	Amount
2026 (excluding the 6 months ended June 30, 2026)	$97,800
2027	195,600
2028	192,949
2029	192,200
2030	78,087
2031	45,820
Thereafter	376,660
Total	$1,179,116

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. Income Taxes
Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. No income tax expense was recognized for the three and six months ended June 30, 2026 or 2025, respectively. The Company has a full valuation allowance against its net deferred tax assets as of June 30, 2026, and December 31, 2025, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
14. Preferred Stock
Rights and Preferences of the Series A, B and C Preferred Stock
The Series A, B and C Preferred Stock of the Company, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company, unless the Required Holders (as defined in the applicable Certificate of Designations) consent to the creation of other capital stock of the Company that is senior or equal in rank to the specific series of Preferred Stock. For the avoidance of doubt, the Series A, B and C Preferred Stock ranks in parity with each other.
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
Management has elected to capitalize dividends on each dividend date, which is the first Trading Day of the quarter after to which the dividend relates. During the three months ended June 30, 2026, dividends relating to the Series A, B and C Preferred Stock of $72,857, $59,779 and $67,377, respectively, were capitalized. During the six months ended June 30, 2026, dividends relating to the Series A, B and C Preferred Stock of $144,814, $140,993 and $87,377, respectively, were capitalized. The stated value of the Series A and B Preferred Stock increased to $1,064.08 and $1,066.68, respectively. The stated value of the Series C Preferred Stock was $1,020.08 for stock held by ATW I and $1,000 for stock held by a non related party investor. At June 30, 2026, dividends payable of $73,767, $53,680 and $65,026 relating to Series A, B and C Preferred Stock, respectively, were reported under other creditors in the Condensed Consolidated Balance Sheets. At December 31, 2025, dividends payable of $71,958, $71,399 and $16,753 relating to Series A, B and C Preferred Stock, respectively, were reported under other liabilities in the Condensed Consolidated Balance Sheets.
Series A Convertible Preferred Stock - A total of 5,546 shares of Series A Convertible Preferred Stock were outstanding as of June 30, 2026 of which 5,342 and 204 were held by related parties MIF and SLS Family Irrevocable Trust ("SLS"), respectively.
During the six months ended June 30, 2025, ATW I and SLS converted 14,438 and 2,300 shares of Series A Preferred Stock into 213,426 and 38,844 shares of Common Stock, respectively.
Series B Convertible Preferred Stock - A total of 2,013 shares of Series B Convertible Preferred Stock were outstanding at June 30, 2026, held by related party ATW II.
During the three and six months ended June 30, 2026, 250 and 800 shares of Series B Preferred Stock were converted into 67,436 and 214,217 shares of Common Stock, respectively.
Series C Convertible Preferred Stock - A total of 7,193 shares of Series C Convertible Preferred Stock were outstanding at June 30, 2026, of which 2,393 were held by related party ATW I.
On June 28, 2026, the Company entered into an Exchange Agreement pursuant to which a lender exchanged a total of $4,000,000 2023 Term Loan notes, with principal and interest amounts of $2,146,701 and $1,853,299, respectively, for 4,800 shares of Series C Convertible Preferred Stock with a stated value of $4,800,000. The fair value of the Series C Preferred Stock was $8,320,000 and a loss on extinguishment of debt of $4,320,000 was reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.
During the six months ended June 30, 2026, November 2024 Debentures with a principal value of $2,000,000 and fair value of $2,729,994, were exchanged into 2,023 shares of Series C Preferred Stock. The fair value of the Series C Preferred

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock was $3,659,502 and a loss on extinguishment of debt of $929,508 was reported in the condensed consolidated statements of operations for the six months ended June 30, 2026.
During the three and six months ended June 30, 2026, 1,384 and 1,784 shares of Series C Preferred Stock were converted into 967,330 and 1,034,650 shares of Common Stock, respectively.
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
Pursuant to the Purchase Agreement, the Company agreed to issue the Initial Preferred Shares for an aggregate purchase price of $3,000,000 in two closings, in each case following the demonstration that Investor has made expenditures agreed by, and on behalf of, the Company in an aggregate amount equal to the applicable milestone aggregate investment amount specified in the Purchase Agreement. At each such milestone closing, the Company will issue to Investor a number of shares of Series D Preferred Stock equal to the applicable milestone aggregate investment amount invested by Investor, at a price of $1,000 per share. The Company and Investor agree that the proceeds of the Preferred Offering will be deployed exclusively as UAE related working capital to fund and support, directly or indirectly, the establishment and operation of the Company’s business in the United Arab Emirates.

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

As of June 30, 2026 no Series D Preferred Shares have been issued as no services have been provided or exchanges made under the agreement as of the date of the issuance of these financial statements.

On July 6, 2026, the Company designated 50,000 shares of the Company’s authorized and unissued preferred stock as Series D Preferred Stock and established the rights, preferences and privileges of the Series D Preferred Stock pursuant to the Certificate of Designations of Series D Preferred Stock (the “Certificate of Designations”), filed with the Secretary of State of the State of Delaware (see Note 24 - "Subsequent Events").

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15. Common Stock
In October 2025, the Company filed a prospectus supplement to its shelf registration statement on Form S-3 (File No. 333-284675), initially filed with the SEC on February 3, 2025 registering the sale of up to $92 million of its common stock pursuant to its ATM offering program. During the three and six months ended June 30, 2026, we issued and sold 690,860 and 1,055,124 shares, for gross proceeds of $1,779,788 and $4,244,104 and net proceeds of $1,720,785 and $4,063,929 after deducting commissions and offering expenses totaling $59,003 and $180,175, respectively. At June 30, 2026, $81,792,369 remains available for issuance under the Company's ATM program pursuant to the prospectus supplement filed on October 31, 2025 under a registration statement on Form S-3. During the six months ended June 30, 2025, the Company conducted ATM offerings to offer and sell shares of its common stock for an aggregate offering price of up to $20,189,798. Under this offering we issued and sold 104,012 shares for gross proceeds of $20,141,905 and net proceeds of $19,438,121 after deducting commissions and offering expenses totaling $703,784.
During the three and six months ended June 30, 2026, 250 and 800 Series B Convertible Preferred Stock and 1,384 and 1,784 Series C Convertible Preferred Stock were converted into 67,436 and 214,217 and 967,330 and 1,034,650 shares of Common Stock, respectively.
During the six months ended June 30, 2026, November 2024 Debentures with a principal value of $100,000 and fair value of $283,790, were converted into 27,932 shares of Common Stock. During the three and six months ended June 30, 2026, Senior Secured Term Loan notes with principal amount of $1,500,000 were converted into 782,829 shares of Common Stock.
During the six months ended June 30, 2025, ATW I and SLS converted 14,438 and 2,300 shares of Series A Preferred Shares into 213,426 and 38,844 shares of Common Stock, respectively. During the six months ended June 30, 2025, ATW I and ATW II converted Term Loan notes with principal amount of $2,551,855 and interest payable of $318,718 into 25,075 shares of Common Stock.
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
As of June 30, 2026, the earn out targets have not been achieved and the Earnout Shares remain in escrow.
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

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Warrants
Public Warrants – As of June 30, 2026 there were 11,779,167 Public Warrants outstanding. For every 2,592 Public Warrants, the holder is entitled to purchase one share of Common Stock at a price of $11.50, subject to adjustment. The Public Warrants expire on September 9, 2027, or earlier upon redemption or liquidation. Our Public Warrants are listed on Nasdaq under the symbol “KITTW”.
The Public Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2026 and December 31, 2025 at $105 and $1,612, respectively, based on their publicly-traded price.
For the three months ended June 30, 2026 and 2025, the Company reported a gain and loss in value of Public Warrants of $1,664 and $11,465, respectively. For the six months ended June 30, 2026 and 2025, the Company reported a gain and loss in value of the Public Warrants of $1,507 and $22,698, respectively. The change in fair value of the Public Warrants was reported within other (income) expense in our condensed consolidated statements of operations.
Private Warrants – As of June 30, 2026 there were 4,020,833 Private Warrants outstanding, which are not publicly traded. For every 2,592 Private Warrants, the holder is entitled to purchase one share of Common Stock at an exercise price of $11.50.
The Private Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2026 and December 31, 2025 at $51 and $589, respectively. The fair value of the Private Warrants at June 30, 2026 was estimated using a Black-Scholes option pricing model using the following assumptions: stock price of $1.23, no assumed dividends, a risk-free rate of 4.0%, implied volatility of 284.6%, and a remaining term of 1.19 years. The gain in fair value of the Private Warrants during the three months ended June 30, 2026 and 2025 was $596 and $1,179, respectively. The gain and loss in fair value of the Private Warrants during the six months ended June 30, 2026 and 2025 was $538 and $3,798, respectively. The change in fair value of the Private Warrants was reported with other (income) expense in our consolidated statements of operations.
SPA Warrants – As of June 30, 2026, there were 1,480 SPA warrants outstanding. Each whole SPA Warrant is exercisable for one share of Common Stock.
The SPA Warrants, which are accounted for as liabilities in our condensed consolidated balance sheets, were valued as of June 30, 2026 and December 31, 2025 at $1,781 and $9,080, respectively, and were estimated using a Black-Scholes valuation model using the following assumptions: stock price $1.23, implied volatility of 152.0%, and remaining term of 6.25 years. The change in the value of the SPA Warrants during the three months ended June 30, 2026 and 2025 was a gain of $4,065 and $1,499, respectively. The change in fair value of SPA Warrants during the six months ended June 30, 2026 and 2025 was a gain of $7,299 and $68,627 respectively. The change in fair value of SPA Warrants was reported with other (income) expense in our condensed consolidated statements of operations.

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

In connection with the EPFA, on October 24, 2025, the Company also entered into the Registration Rights Agreement with the Investor with respect to the resale of the shares of Common Stock issuable under the EPFA Agreement and the Commitment Shares. The Company filed the Resale Registration Statement on May 13, 2026.

The Company evaluated the EPFA under ASC 815, Derivatives and Hedging, and concluded that the EPFA meets the definition of a derivative instrument. The Company further determined that the EPFA does not qualify for the scope exception for contracts indexed to and settled in the Company’s own stock under ASC 815-40 due to certain provisions that adjust the number of shares deliverable based on trading volume and other factors that are not inputs to the fair value of a fixed-for-fixed equity instrument. Accordingly, the EPFA is accounted for as a freestanding derivative instrument and is measured at fair value at each reporting date, with changes in fair value recognized in earnings.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2025, the Company determined that the fair value of the derivative associated with the EPFA was de minimis due to the low likelihood of utilization, the absence of any outstanding advances, and the Company’s discretion over whether to access the EPFA. As of June 30, 2026, the Company recorded a derivative liability of $251,000 related to the EPFA. The fair value of the derivative liability was estimated using Monte Carlo simulations and estimates as to the likelihood of the Company utilizing the EPFA and the following assumptions at June 30, 2026: stock price $1.23, implied volatility of 153.0% and a risk free rate of 4.0%.

The Company recognized a gain of $264,827 for the three months and loss of $251,000 on derivative for the six months ended June 30, 2026 related to the change in fair value of the derivative liability, which is included in the condensed consolidated statements of operations within other (expense) income, net.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
18. Stock-Based Compensation
Our 2022 Omnibus Incentive Plan provides for the grant of options, stock appreciation rights, restricted stock units (“RSU”s), restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock, or a combination thereof. During the three months ended June 30, 2026, 69,708 RSUs were granted with a weighted-average grant-date fair value of $2.41. As of June 30, 2026, 71,243 RSUs remained outstanding. Total stock-based compensation expense including options and RSUs for the three and six months ended June 30, 2026, net of forfeiture adjustments, totaled $315,861 and $541,413, respectively. Stock based compensation expense including options and RSUs for the three and six months ended June 30, 2025, net of forfeiture adjustments, totaled $257,334 and $570,015, respectively.
19. Employee Benefit Plan
Nauticus offers a 401(k) plan which permits eligible employees to contribute portions of their compensation to an investment trust. The Company makes contributions to the plan totaling 3% of employees’ gross salaries and such contributions vest immediately. The 401(k) plan provides several investment options, for which the employee has sole investment discretion. The Company’s cost for the 401(k) plan was $56,199 and $100,046 for the three and six months ended June 30, 2026 respectively. The Company's cost for the 401(k) plan was $61,231 and $95,692 for the three and six months ended June 30, 2025, respectively.
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
Flexible Consulting, LLC - On December 1, 2023, the Board appointed Victoria Hay as the Interim Chief Financial Officer and principal financial officer of the Company. Victoria Hay is the co-owner and President of Flexible Consulting, LLC, a financial and accounting consulting firm, with which the Company has engaged with since January 2023 to provide it with accounting and finance services relating to its quarterly reporting and mergers/acquisition activity. On July 25, 2025, the Board appointed Jimena Begaries, also a Flexible Consulting LLC employee, as the Interim Chief Financial Officer succeeding Victoria Hay. Flexible Consulting, LLC is considered to be a related party from December 1, 2023. The total value of services provided by Flexible Consulting, LLC to the Company for the three and six months ended June 30, 2026 and 2025 was $253,016 and $533,016 and $319,726 and $652,721, respectively. Accounts payable included $80,000 and $45,000 due to Flexible Consulting, LLC at June 30, 2026 and December 31, 2025, respectively.

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
21. Loss Per Share
Following is the computation of loss per basic and diluted share:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(11,115,971)	$(7,454,176)	$(20,382,052)	$(15,021,363)
Preferred stock dividend	(214,298)	-	(405,548)	-
Net loss attributable to Common Stockholders	$(11,330,269)	$(7,454,176)	$(20,787,600)	$(15,021,363)
Denominator:
Weighted average shares outstanding	5,367,986	402,876	4,608,495	392,105

Basic and diluted loss per share	$(2.11)	$(18.50)	$(4.51)	$(38.31)

Anti-dilutive securities excluded from shares outstanding:
Stock options	80	169	85	205
Restricted and performance stock units	7,077	1,755	4,204	1,864
Warrants	7,575	7,576	7,575	7,576
Earnout shares	2,894	2,894	2,894	2,894
SeaTrepid earnout shares	-	83,944	-	83,944
Convertible debt	479,800	110,871	479,800	110,871
Series A, B and C Convertible Preferred Stock	3,175,802	247,914	3,175,802	247,914
Total	3,673,228	455,123	3,670,360	455,268
Basic loss per share (“EPS”) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.
In computing the loss attributable to common shareholders, the Company deducts dividends on its preferred stock in accordance with ASC 260, Earnings Per Share. For the three and six months ended June 30, 2026, total preferred dividends of $214,298 and $405,548 were deducted from net loss, consisting of $21,825 and $213,075 of dividends that were capitalized and added to the stated value of the preferred stock in accordance with the Certificates of Designation; and $192,473 of dividends that were accrued but unpaid as of June 30, 2026.

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
The Company elected to measure the November 2024 Debentures at fair value under the fair value option in accordance with ASC 825-10, Financial Instruments - Fair Value Option. The fair value of the November 2024 Debentures are measured at each reporting date in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. At June 30, 2026, the following assumptions were used in order to estimate the fair value of the November 2024 Debentures: stock price of $1.23, a risk free rate of 4.0% implied volatility of 145% and a remaining term of 0.19 years.
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
The Company measures the derivative liability associated with the EPFA at fair value on a recurring basis. The fair value of the derivative liability is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the derivative liability was estimated using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and the expected utilization of the EPFA during its term. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. The following assumptions were used in order to estimate the fair value of the EPFA at June 30, 2026: stock price $1.23, implied volatility of 153.0% and a risk free rate of 4.0%.
The fair values of the 2,023 and 4,800 Series C Preferred Stock was measured on the exchange dates of March 27, 2026 and June 28, 2026, respectively, in accordance with ASC 820-10, Fair Value Measurement, using a Monte Carlo simulation model. This model incorporates Level 3 inputs, including, current stock price, stock price volatility (historical and implied), risk free interest rate (U.S. Treasury rates), and expected term to maturity. The fair value measurement is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs. The following assumptions were used in order to estimate the fair value of the Series C Preferred Stock at March 27, 2026: stock price of $4.24, risk free rate of 3.77%, implied volatility of 152%, and remaining term of 1.01 years. The following assumptions were used in order to

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
estimate the fair value of the Series C Preferred Stock at June 28, 2026: stock price of $1.15, risk free rate of 3.9%, implied volatility of 75% and remaining term of 0.76 years.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring and non-recurring basis and the related activity for periods presented:

	Fair Value as of June 30, 2026				Fair Value as of December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
November 2024 Debentures	$2,729,000	$-	$-	$2,729,000	$163,672	$-	$-	$163,672
Derivative liability	$251,000	$-	$-	$251,000	$-	$-	$-	$-

Public Warrants	$105	$105	$-	$-	$1,612	$1,612	$-	$-
Private Warrants	$51	$-	$-	$51	$589	$-	$-	$589
SPA Warrants	$1,781	$-	$-	$1,781	$9,080	$-	$-	$9,080
Total warrant liability	$1,937	$105	$-	$1,832	$11,281	$1,612	$-	$9,669

Non-recurring fair value instruments:
Series C Preferred Stock at March 27, 2026	$3,659,502	$-	$-	$3,659,502
Series C Preferred Stock at June 28, 2026	$8,320,000	$-	$-	$8,320,000
The following table sets forth a summary of the changes in fair value of the Company’s financial liabilities categorized within Level 3:

NAUTICUS ROBOTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 2024 Debentures	Warrant Liability	Derivative Liability
Balance, December 31, 2024	$2,583,832	$172,833	$-
Change in fair value of November 2024 Debentures	536,060	-	-
Change in fair value of warrant liabilities	-	(64,829)	-
Balance June 30, 2025	$3,119,892	$108,004	$-

Balance, December 31, 2025	$163,672	$9,669	$-
Issuance of November 2024 Debentures	4,485,000	-	-
Fair value conversion of November 2024 Debentures to Common Stock	(283,790)	-	-
Exchange of November 2024 Debentures to Series C Preferred Stock	(2,729,994)	-	-
Change in fair value of November 2024 Debentures	1,094,112	-	-
Change in fair value of warrant liabilities	-	(7,837)	-
Change in fair value of derivative liability	-	-	251,000
Balance, June 30, 2026	$2,729,000	$1,832	$251,000

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

24. Subsequent Events
ATM offering
From July 1, 2026 to August 12, 2026 the Company has conducted ATM offerings to offer and sell shares of the Company's Common Stock. Under this offering we issued and sold 31,852 shares, for gross proceeds of $36,101 and net proceeds of $34,422 after deducting commissions and offering expenses totaling $1,679.
Series D Preferred Stock

On July 6, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Series D Convertible Preferred Stock (the “Certificate of Designation”), establishing a new series of preferred stock designated as the Company's Series D Convertible Preferred Stock, consisting of up to 50,000 shares.
November 2024 Debenture
On July 20, 2026, the Company issued November 2024 Debentures to an institutional investor in aggregate principal amount of $1,500,000.00 which are convertible into 197,369 shares of common stock of the Company calculated at a conversion price of $7.60 pursuant to the Securities Purchase Agreement dated as of November 4, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Overview

Nauticus Robotics, Inc. (the “Company,” “our,” “us” or “we”) is a developer of ocean robots, software and intelligent services that transform operations in offshore energy, environmental monitoring, and defense. Our principal corporate offices are located in Webster, Texas. Our portfolio includes fully autonomous underwater vehicles ("AUVs"), remotely operated vehicles (“ROVs”), electric robotic manipulators, and the Nauticus ToolKITT™ software platform. We believe our technology solutions position us at the forefront of the global shift of ocean services vehicles toward autonomy.

Our flagship autonomous vehicle, Aquanaut®, provides advantages over conventionally tethered ROVs and traditional AUVs. Leveraging advanced thruster configurations, a streamlined hull, payload capacity, and integrated electric manipulation, Aquanaut® performs complex subsea tasks with efficiency, precision, and minimal surface support. Nauticus ToolKITT™—our intelligent control and autonomy software—extends this capability across platforms, enabling robots to sense, decide, and act autonomously. Nauticus ToolKITT™ has already been deployed on third-party ROVs and is gaining traction as a transformative solution for inspection, maintenance, and intervention services. The Olympic Arm™ is a fully electric subsea manipulator designed for complex intervention tasks on both work-class ROVs and Aquanaut® . Its patented electric actuators replace traditional hydraulic systems. A next-generation manipulator is also under development to address known use cases requiring a less complex solution. We believe these technologies, coupled with the integration of the SeaTrepid acquisition in March 2025, position Nauticus at the forefront of the industry’s shift toward autonomy.

Recent Developments

We continued into the second quarter of 2026 with significant momentum, strengthened by both strategic execution and market penetration:
•Operational Deployments – During the quarter, our ROV fleet completed multiple projects and continued preparations for upcoming projects. One ROV completed multiple projects off the United States' East Coast and Gulf Coast. Our second ROV completed preparations for work and was deployed in the Gulf of America and already completed one project in the region. Aquanaut Vehicle 1 remained in Florida, where it advanced client-driven workflow testing related to vertical inspection capabilities, including autonomous mooring-line behaviors and obstacle avoidance. Aquanaut Vehicle 2 also remained in Florida and continued preparation activities in advance of offshore deployment.
•Industry Recognition – Development of the next-generation manipulator continued during the quarter. The initial design of the fit-for-purpose electric manipulator was completed in the first quarter of 2026, and the team completed the first prototype build. Interest in the manipulator has continued to support broader discussions around the Aquanaut® platform as a differentiating technology. Recent engagement has been driven primarily by defense sector stakeholders evaluating the potential integration of the Aquanaut® vehicle with an electric manipulation system.
•Integration Progress – SeaTrepid integration is delivering tangible results. The combined ROV and Aquanaut® fleet is enabling us to engage with a broader customer base, increase utilization, and expand into new geographies.
•Customer and pipeline updates – Market response to our expanded service offerings remains overwhelmingly positive. Oil‑and‑gas and environmental‑agency customers are requesting operational windows within our Gulf Coast schedule. Customers continue to approach us for additional commercial work and also to sponsor additional testing and development to further expand our value proposition. Pipeline for our Nauticus ToolKITT™ software offerings is beginning to materialize.

Market Environment and Outlook

We anticipate the offshore energy market remains stable, with vessel and subsea asset utilization in the Gulf of America continuing healthy levels although below recent peaks. While customers in the North American offshore wind sector experienced temporary delays in capital expenditures due to policy shifts, we believe recent easing of restrictions has renewed select opportunities, and we are actively mobilizing for new wind-farm projects.

We anticipate adoption of autonomous subsea robotics is accelerating, driven by customer priorities around safety, efficiency, and data quality. We believe energy operators are increasingly leading this innovation push, creating tailwinds for advanced solutions like Aquanaut® and Nauticus ToolKITT™.

We anticipate defense sector engagement is also gaining momentum, with increased activity at the prime contractor level. During the second quarter, we commenced work with a leading defense contractor, further validating our technology and capabilities in this market. While awards typically flow first to larger companies, we believe we are strategically positioned through partnerships, to participate in current and future contract opportunities.

Overall, our near-term pipeline is stronger than ever, supported by active contracts, prospective projects in multiple basins, and international interest in our autonomous services.

Operational Performance and Product Advancement

Service revenue in the quarter was mainly fueled by SeaTrepid’s ROV operations. Cross‑selling momentum continues: SeaTrepid’s longstanding customers are expressing interest in our autonomous solutions, while Nauticus’ existing customers are contracting ROV services for both oil‑and‑gas and environmental projects. The integration of the SeaTrepid fleet and workforce has enabled higher utilization and broadened our geographic reach.

Aquanaut® achieved several milestones during the quarter. Vehicle 1 has completed over 500 hours of in-water testing on client driven workflows. The system has performed over 200 successful vertical inspection behaviors on mooring lines. These tests are small in scale, but relate directly to offshore operations, and have prepared the vehicle behaviors for offshore testing. Data from these tests are guiding software and engineering improvements and expanding our technical lead in untethered operations.

Nauticus ToolKITT™ commercialization remains on track. The software was exercised extensively during deepwater tests in 2025, and in testing at our location in Florida in Q4 2025 and H1 2026, where we trained new autonomous behaviors to expand scope and improve reliability, repeatability, and usability. We continue to advance the software developed for Nauticus' ROVs and will continue to demonstrate the value of autonomy on traditional ROVs through the deployment of Nauticus ToolKITT™ on our own ROV fleet. This is advancing commercial discussions with existing and new clients to deploy Nauticus ToolKITT™ for a wider range of missions and on customer ROVs.

Following the closing of our Joint Manufacturing and Sales Agreement with Forum Energy Technology in Q4 of 2025, we continue to mature the Olympic Arm™ program as we jointly move towards a commercial product targeting the entire ROV market. This includes continued testing at our Houston facility as well as preparations for broader testing by Forum Energy Technologies.

We anticipate the smaller, observation work-class ROV and AUV markets' demand for a next-generation compact, fully electric manipulator remains strong, and we intend to capitalize on that demand as development of the next-generation manipulator proceeds.

Conclusion

The first half of 2026 set a strong technical and strategic foundation for the year. Customer demand remains robust across the oil and gas, wind, and environmental sectors, and we believe our services pipeline is healthy. The Company believes that its current workforce, technology capabilities and expanding customer relationships position it to compete in the growing subsea autonomy market; however, there can be no assurance that the Company will achieve its strategic objectives or generate long-term value for the stockholders.

Results of Operations
Three and six months ended June 30, 2026, compared to three and six months ended June 30, 2025
The following table sets forth summarized condensed consolidated financial information:

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2026	2025	$	%	2026	2025	$	%
Revenue
Service	$885,947	$2,075,566	$(1,189,619)	-57%	$1,045,521	$2,240,822	$(1,195,301)	-53%
Total revenue	885,947	2,075,566	(1,189,619)	-57%	1,045,521	2,240,822	(1,195,301)	-53%

Costs and Expenses
Cost of revenue	2,867,556	3,504,043	(636,487)	-18%	4,861,449	4,743,000	118,449	2%
Depreciation and amortization	702,418	574,563	127,855	22%	1,327,210	1,054,939	272,271	26%
General and administrative	3,324,365	4,418,187	(1,093,822)	-25%	6,549,272	8,777,873	(2,228,601)	-25%
Total costs and expenses	6,894,339	8,496,793	(1,602,454)	-19%	12,737,931	14,575,812	(1,837,881)	-13%

Operating loss	(6,008,393)	(6,421,227)	(412,834)	6%	(11,692,410)	(12,334,990)	642,580	-5%

Other (income) expense:
Other (income) expense, net	10,141	2,461	7,680	312%	6,994	(134,936)	141,930	-105%
Foreign currency transaction loss	6,514	274	6,240	2277%	7,484	3,541	3,943	111%
Loss on extinguishment of debt	4,629,822	-	4,629,822	-%	5,559,330	-	5,559,330	-%
Change in fair value of derivative	(264,827)	-	(264,827)	-%	251,000	-	251,000	-%
Change in fair value of warrant liabilities	(6,325)	8,757	(15,082)	-172%	(9,344)	(42,131)	32,787	-78%
Change in fair value of November 2024 Debentures	(94,728)	(187,866)	93,138	-50%	1,094,112	536,060	558,052	104%
Interest expense, net	826,982	1,209,323	(382,341)	-32%	1,780,066	2,323,839	(543,773)	-23%
Total other expense, net	5,107,579	1,032,949	4,074,630	394%	8,689,641	2,686,373	6,003,268	223%

Net (loss)	$(11,115,971)	$(7,454,176)	$3,661,795	-49%	$(20,382,051)	$(15,021,363)	$(5,360,688)	36%
Revenue. For the three and six months ended June 30, 2026 , revenue decreased $1,189,619 or 57% and $1,195,301 or 53%, respectively, as compared to the three and six months ended June 30, 2025, primarily driven by a slow start of the first half of the year in the ROV market.
Cost of revenue. For the three and six months ended June 30, 2026, cost of revenue decreased $636,487 or 18% and increased $118,449 or 2% respectively, as compared to the three and six months ended June 30, 2025. The second quarter year-over-year decrease is directly related to the decrease in sales, while the increase in the first half year-over-year can be attributed to the SeaTrepid acquisition at the end of Q1 2025.
Depreciation. For the three and six months ended June 30, 2026, depreciation increased $127,855 or 22% and, $272,271 or 26% respectively, as compared to the three and six months ended June 30, 2025, due to the increase in property and equipment and intangibles primarily related to the acquisition of SeaTrepid.
General and administrative. For the three and six months ended June 30, 2026, general and administrative costs decreased $1,093,822 or 25% and $2,228,601 or 25%, compared to the three and six months ended June 30, 2025, as 2025 included non-recurring expenses related to the SeaTrepid acquisition as well as cost saving initiatives implemented at the end of 2025 and beginning of 2026 coming to fruition.

Other (income) expense, net. For the three months ended June 30, 2026, other expense increased $7,680 or 312%. For the six months ended June 30, 2026, other expenses increased $141,930 or 105%, respectively.
Loss on extinguishment of debt. For the three and six months ended June 30, 2026 the loss on the extinguishment of debt of $4,629,822 and $5,559,330, respectively, was driven primarily by the exchange of November 2024 Debentures and Convertible Senior Secured Term Loan Notes for Series C Preferred Stock. See Note 8 "Notes Payable" and Note 14 " Preferred Stock". Additionally, $201,681 loss was recognized for the SeaTrepid Amendment #2. See Note 7 "Accrued Liabilities".
Change in fair value of derivative. For the three and six months ended June 30, 2026, a gain on derivative of $264,827 and a loss $251,000, respectively, was reported driven by the change in fair value of the EPFA. See Note 17 "Equity Purchase Facility Agreement and Derivative Liability".
Change in fair value of warrant liabilities. For the three months ended June 30, 2026 and 2025, the Company reported a gain/loss in the fair value of warrant liabilities of $6,325 and $8,757, respectively. For the six months ended June 30, 2026 and 2025, the Company reported a gain in fair value of warrant liabilities of $9,344 and $42,131, respectively.

Change in fair value of November 2024 Debentures. For the three and six months ended June 30, 2026, the Company reported a gain/loss on the fair value of the November 2024 convertible debentures of $94,728 and $1,094,112 respectively, related to the change in fair value of the debentures.
Interest expense, net. For the three months ended June 30, 2026, interest expense decreased $382,341 or 32%. For the six months ended June 30, 2026, interest expense decreased $543,773, or 23%, driven by reduced outstanding balances on the convertible senior secured term loans due to conversions.
Liquidity and Capital Resources

The Company has incurred recurring losses each year since its inception and currently does not generate sufficient revenue to cover operating expenses, working capital and capital expenditures. The Company continues to develop its principal products and conduct research and development activities. The Company currently funds its operations with cash on hand, availability under the November 2024 Debentures (see Note 8 - "Notes Payable" and Note 24 - "Subsequent Events"), the Equity Purchase Facility Agreement (see Note 17 - "Common Stock") and the offer and sale of additional shares of Common Stock under the At The Market Offering Agreement (see Note 15 - "Common Stock"). The Company may require additional liquidity to continue its operations over the next twelve months. While a current investor has expressed an intention to provide financial support, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company's ability to raise capital in an efficient manner. Because of these factors, the Company believes that this creates substantial doubt about the Company's ability to continue as a going concern for a period of at least twelve months from the date the June 30, 2026 financial statements were issued.
As of June 30, 2026, the Company had $1,977,048 of cash, cash equivalents and restricted cash.
Significant sources and uses of cash during the six months ended June 30, 2026 and 2025
Sources of cash:
•During the six months ended June 30, 2026, the Company received net proceeds of $8,548,929 from financing activities attributable to proceeds from November 2024 debentures and the ATM share offering.
•During the six months ended June 30, 2025, the Company received net proceeds of $19,438,121 from equity financing attributable to the ATM share offering.
Uses of cash:
•Cash used in operating activities was $14,125,329 and $14,005,580 during the six months ended June 30, 2026 and 2025, respectively.

•Cash used in investing activities during the six months ended June 30, 2026 related to capital expenditure of $14,287. Cash used in investing activities during the six months ended June 30, 2025 related to the acquisition of SeaTrepid of $3,871,992 and capital expenditures of $47,239.

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
Our management, with the participation and under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2026, as a result of the previously disclosed material weakness discussed below, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have performed additional analyses, reconciliations, and other post-closing procedures in order to conclude that, notwithstanding such material weakness, the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP as of the dates and for the periods presented in this Form 10-Q.
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
Previously identified material weakness. In 2024, the Company identified material weaknesses in its internal controls over financial reporting related to: ineffective design and operation of controls over significant complex transactions, which resulted in restatements of financial statements for all interim periods of 2024. As of June 30, 2026, the material weakness had not yet been remediated.

Remediation Plan. The Company continues to implement remediation actions, including: (1) establishing a formal Significant and Complex Transaction review process that will identify transactions that should be reviewed by third party experts to ensure proper treatment. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weakness will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management.
Changes in internal control over financial reporting. During the fiscal quarter ended June 30, 2026, except as described above in "Remediation Plan" there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

If Nasdaq’s proposed $5 million minimum Market Value of Listed Securities continued listing requirement becomes effective, or if we fail to maintain compliance with other exchange listing standards, our Common Stock may be delisted, which would materially and adversely affect its liquidity, market price, and our access to capital.

Our Common Stock (KITT) is listed on the Nasdaq Capital Market. On July 22, 2026, the Securities and Exchange Commission (“SEC”) approved a new Nasdaq continued listing rule requiring all listed issuers to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5.0 million for each listed class, calculated as the consolidated closing bid price multiplied by the total listed securities outstanding of that class. Unlike other Nasdaq continued listing standards, the new $5.0 million MVLS standard carries no compliance or cure period. If a listed class remains below $5.0 million MVLS for 30 consecutive business days, Nasdaq will immediately issue a Staff Delisting Determination, resulting in the immediate suspension of trading without an automatic stay upon appeal.

Although implementation of this rule was automatically stayed on July 29, 2026, pursuant to SEC Rule of Practice 431(e) pending full Commission review, there can be no assurance that the SEC will modify or reverse the approval order, or that the rule will not become effective in its current form. The MVLS of our Common Stock has historically fluctuated near the $5.0 million threshold. If the proposed rule becomes enforceable upon the lifting or resolution of the SEC stay, and the market price or share count of our Common Stock does not sustain an MVLS above $5.0 million:

• No Cure Window: We will not be granted a 180-day cure period to regain compliance, and trading in our Common Stock will be immediately suspended by Nasdaq.

• Limited Appeal Standards: The Nasdaq Hearings Panel’s discretion to grant an exception upon appeal is strictly limited to instances of factual calculation errors or our ability to demonstrate compliance with all initial (rather than continued) listing standards across our equity tiers.

• Remedial Structural Actions: To maintain or restore compliance, we may be required to pursue corporate restructurings or executing equity issuances. Such actions may require charter amendments, board or shareholder approvals, or cause dilution or market volatility.

If our Common Stock is delisted from Nasdaq, trading would likely be conducted on an over-the-counter (“OTC”) market. OTC trading generally involves significantly reduced liquidity, wider bid-ask spreads, decreased institutional investor coverage, and heightened price volatility.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2026, the Company completed certain unregistered sales of securities previously disclosed in the Company's Current Reports on Form 8-K filed with the SEC on May 13 and June 30, 2026, which disclosures are incorporated herein by reference. Except as previously disclosed in such filings, the Company did not sell any securities during the quarter ended June 30, 2026 in transactions that were not registered under the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	September 15, 2022
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.2	July 18, 2024
3.3	Certificate of Designations of Rights and Preferences of Series A Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.3	December 27, 2024

3.4	Certificate of Designations of Rights and Preferences of Series B Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	August 7, 2025
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	September 2, 2025
3.6	Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock of Nauticus Robotics, Inc.	Form 8-K	001-40611	3.1	December 3, 2025
3.7	Certificate of Correction (Series A CoD) 2026	Form 10-K	001-40611	3.9	April 15, 2026
3.8	Certificate of Corrections (Series B CoD) 2026	Form 10-K	001-40611	3.10	April 15, 2026
3.9	Certificate of Corrections (Series C CoD) 2026	Form 10-K	001-40611	3.11	April 15, 2026
3.10	Certificate of Designations of Rights and Preferences of Series D Convertible Preferred Stock of Nauticus Robotics, Inc	Form 8-K	001-40611	3.1	July 9, 2026
3.11	Amended and Restated Bylaws of Nauticus Robotics Inc (as of May 11, 2023).	Form 8-K	001-40611	3.1	May 15, 2023
3.12	Amendment No. 1 to the Amended and Restated By-laws of Nauticus Robotics. Inc.	Form 8-K	001-40611	3.1	August 19, 2025
10.1	Amendment No. 2 to Asset Purchase Agreement, dated May 11, 2026, by and among Nauticus Robotics, Inc., SeaTrepid International, L.L.C., SeaTrepid Deep L.L.C., Remote Inspection Technologies, L.L.C., and each of the signatories thereto.	Form 8-K	001-40611	10.1	May 13, 2026
10.2	Second Amendment, dated May 11, 2026, by and among Nauticus Robotics, Inc. and the lenders signatories thereto.	Form 8-K	001-40611	10.2	May 13, 2026
10.3	Third Amendment, dated June 1, 2026, by and among Nauticus Robotics, Inc., and the lenders signatories thereto.	Form 8-K	001-40611	10.1	June 1, 2026
10.4	Form of Exchange Agreement, dated as of June 26, 2026, by and between Nauticus Robotics, Inc. and the investor party named therein.	Form 8-K	001-40611	10.1*+	June 30, 2026
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith
*Furnished herewith
† Certain portions of this document that constitute confidential information have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAUTICUS ROBOTICS, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2026

By:	/s/ Jimena Begaries
Jimena Begaries
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2026